Form 10QSB
period 1996-09-30
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1996-11-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285


                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            VIRGINIA                               54-1809409
   (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                        7171 George Washington Mem. Hwy.
                           Gloucester, Virginia 23061
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
                (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996.


                       Common stock, $5 par value--944,333


                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                               Page No.

Part I.   Financial Information
          Item 1.  Financial Statements                                                  3
                   Consolidated Balance Sheets--
                     September 30, 1996 and December 31, 1995

                   Consolidated Statements of Income--                                   4
                     Nine months ended September 30, 1996 and 1995
                     Three months ended September 30, 1996 and 1995

                   Consolidated Statements of Stockholders Equity--                      5
                     Nine months ended September 30, 1996 and 1995

                   Consolidated Statements of Cash Flows--                               6
                     Nine months ended September 30, 1996 and 1995

                   Notes to Consolidated Financial Statements                        7 - 9

                   Supplemental Financial Data (Tables I - III)                    10 - 12

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           13 - 15

Part II.  Other Information:                                                       16 - 19

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security
                   Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports of Form 8-K


Item 1. FINANCIAL INFORMATION

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                           September 30,           December 31,
ASSETS:                                                         1996                   1995
                                                           -------------           ------------

    Cash and due from bank                                   $   4,438             $   4,580
    Securities Available for Sale                               27,325                24,793
     (Amortized Cost $27,934 in 1996
     and $24,730 in 1995)
    Federal Funds Sold                                           1,402                 4,679

    Loans, Net of Unearned Income of                            84,824                69,556
     $438 in 1996, $421 in 1995 and
     Allowance for Loan Losses of $1,048
     in 1996 and $865 in 1995
    Premises and equipment                                       4,342                 3,308
    Other assets                                                 2,172                 1,398
                                                             ---------             ---------
          TOTAL ASSETS                                       $ 124,503             $ 108,314
                                                             =========             =========

LIABILITIES:
Deposits
    Demand                                                   $  15,325            $   14,334
    Interest-bearing Demand                                     20,695                17,605
    Savings                                                     14,076                 9,332
    Large Denomination Certificates
     of Deposit                                                  8,992                 8,798
    Other Time                                                  50,121                44,046
                                                             ---------            ----------
       TOTAL DEPOSITS                                          109,209                94,115
    Short-term Debt                                                366                   123
    Long-term Debt                                                  46                    55
    Other Liabilities                                              870                   686
                                                             ---------            ----------
          TOTAL LIABILITIES                                    110,491                94,979
                                                             ---------            ----------

SHAREHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 944,333
     Shares Issued in 1996 and 1995                              4,722                 4,722
    Surplus                                                      6,700                 6,700
    Undivided Profits                                            2,992                 1,872
    Net Unrealized Gain (Loss) on
     Available for Sale Securities                               (402)                    41
                                                             ---------            ----------
          TOTAL STOCKHOLDERS' EQUITY                            14,012                13,335
                                                             ---------            ----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  124,503            $  108,314
                                                            ==========            ==========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         3 Months Ended            9 Months Ended
                                                            September 30            September 30
                                                         1996       1995           1996       1995
                                                         ----       ----           ----       ----

INTEREST INCOME:
Loans and Fees                                         $  2243    $  1691        $  6337    $  4800
Federal Funds Sold                                          54        141            166        303
Securities Held for Sale                                   480        329           1259        778
                                                       -------    -------         ------    -------
   Total Interest Income                                  2777       2161           7762       5881

INTEREST EXPENSE:
Demand Deposits                                            191        129            494        388
Savings Deposits                                            96         79            262        222
Large Denomination Certificates
   of Deposit                                              124        121            365        285
Other Time Deposits                                        709        634           2043       1551
Short-term Debt                                              2          3              6          6
Long-term Debt                                               1          1              2          3
                                                       -------    -------         ------ ----------
   Total Interest Expense                                 1123        967           3172       2455
                                                       -------    -------         ------    -------
   Net Interest Income                                    1654       1194           4590       3426

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                            81         74            239        213
                                                       -------    -------         ------   --------
   Net Interest Income After
   Addition to Allowance for Loan
   and Lease Losses                                       1573       1120           4351       3213

OTHER INCOME:
Service Chgs on Deposit Accts                              111        106            326        282
Other Service Charges & Fees                                37         23            103         72
                                                       -------    -------         ------  ---------
Securities Gains (Losses)                                  (6)        (3)            (3)        (3)
                                                       -------    -------         ------ ----------
   Total Other Income                                      142        126            426        351
OTHER EXPENSES:
Salaries & Employee Benefits                               533        517           1577       1333
Occupancy Expenses                                          38         38            104         86
Furniture & Equipment Expenses                             145         99            405        252
Other Operating Expenses                                   349        337            948        945
                                                       -------    -------         ------    -------
   Total Other Expenses                                   1065        991           3034       2616
                                                       -------    -------         ------     ------
Income Before Income Taxes                                 650        255           1743        948
Applicable Income Taxes                                    246         30            624        263
                                                       -------    -------         ------    -------
   Net Income                                          $   404    $   225         $ 1119    $   685
                                                       =======    =======         ======    =======

   NET INCOME PER SHARE                                    .41        .26           1.15        .88
                                                     =========  =========       ========  =========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                                           Nine Months Ended
                                                                             September 30,
                                                                       1996                1995
                                                                       ----                ----

Balance at Beginning of Year                                       $  13,335          $    7,900
  Net Income                                                           1,119                 685
  Exercise of warrants                                                     0                  25
  Sale of stock                                                            0               2,529
  Unrealized gain (loss) on securities available for sale              (442)                 180
                                                                 -----------         -----------
Balance at End of Period                                           $  14,012           $  11,319
                                                                   =========           =========



Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                                1996           1995
                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $      1,119  $        685
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 195           154
     Provision for loan losses                                                    239           213
     Loss on sale of investment securities                                          3             3
     Changes in operating assets and liabilities:
       (Increase) in other assets                                               (774)         (486)
       Increase in other liabilities                                              540           159
                                                                          -----------  ------------

          Net Cash Provided By Operating Activities                       $     1,322  $        728
                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                ($  15,506)    ($  9,350)
   Purchase of investment securities                                         (16,912)      (10,874)
   Proceeds from sales of investment securities                                13,934           945
   (Increase) decrease in federal funds sold - net                              3,277         (968)
   Purchase of premises and equipment                                          1,229)         (710)
                                                                          -----------   -----------

          Net Cash (Used In) Investing Activities                           ($16,436)     ($20,957)
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net                                             $    15,094   $    19,099
   Dividends paid                                                               (113)         (101)
   Proceeds from issuance of stock - net                                            0         2,530
   Proceeds from exercise of warrants                                               0            24
   Curtailment of other borrowed funds                                            (9)           (9)
                                                                          -----------   -----------

            Net Cash Provided by Financing Activities                     $    14,972   $    21,543
                                                                          -----------   -----------

            Net Increase (Decrease) In Cash and Due From Banks                  (142)         1,314

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                                   4,580         2,829
                                                                          -----------   -----------

CASH AND DUE FROM BANKS - END OF PERIOD                                   $     4,438   $     4,143
                                                                          ===========   ===========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its affiliate, Peninsula Trust Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1996 and December 31, 1995, and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995.

      The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:


                                                                  September 30, 1996
                                                                   Gross           Gross    Estimated
                                                  Amortized      Unrealized      Unrealized    Market
                                                     Cost           Gains         Losses       Value
                                                                   (In Thousands of Dollars)

US Government Agencies and Corporations              17,420            18            454      16,984
Obligations of States and Political Subdivisions      6,086            14            117       5,983
Mortgage-backed Securities                            4,085            10             80       4,015
Other Debt Securities                                   343            --             --         343
                                                 ----------      --------       --------   ---------
                                                 $   27,934      $     42       $    651   $  27,325
                                                 ==========      ========       ========   =========


                                                                   December 31, 1995
                                                                     Gross         Gross     Estimated
                                                   Amortized      Unrealized     Unrealized   Market
                                                     Cost            Gains         Losses     Value
                                                                (In Thousands of Dollars)

US Government Agencies and Corporations              12,967            63             16      13,014
Obligations of States & Political Subdivisions        5,860            39             66       5,833
Mortgage-backed Securities                            5,613            47              3       5,657
Other Debt Securities                                   289                                      289
                                                 ----------       -------         ------  ----------
                                                 $   24,730       $   150         $   87  $   24,793
                                                 ==========       =======         ======  ==========

                                                                         Nine Months Ended
                                                                            September 30,
                                                                       1996               1995
                                                                      (In Thousands of Dollars)

Gross proceeds from sales of securities                               13,934               945
                                                                   =========       ===========

Gross Gains on Sale of Securities                                         22                --
Gross Losses on Sale of Securities                                      (25)               (3)
                                                                ------------     -------------
 Net Securities Losses                                                   (3)               (3)
                                                               =============     =============

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Loans
    The following is a summary of loans outstanding at the end of the periods indicated:


                                                                   September 30,       December 31,
                                                                       1996                1995
                                                                       (In Thousands of Dollars)

Commercial Mortgage                                                   17,048               10,581
Residential Mortgage                                                  23,151               21,608
Home Equity                                                            8,860                7,742
Construction                                                           6,520                6,806
Commercial                                                            10,184                6,534
Installment                                                           20,063               16,856
All Other                                                                484                  717
                                                                     -------              -------
                                                                      86,310               70,844
Less Unearned Income                                                     438                  423
                                                                     -------              -------
                                                                      85,872               70,421
Less Allowance for Loan and Lease Losses                               1,048                  865
                                                                    --------             --------
                                                                  $   84,824          $    69,556
                                                                  ==========          ===========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                     Nine Months         Nine Months
                                                       Ending              Ending
                                                    September 30,       September 30,      December 31,
                                                        1996                1995               1995

                                                                    (In Thousands of Dollars)

Balance, Beginning                                      865                  712                 712
Provision Charged Against Income                        239                  213                 288
Recoveries                                               23                   26                  34
Loans Charged Off                                      (79)                (112)               (169)
                                                 ----------             --------            --------
Balance, Ending                                  $    1,048             $    839            $    865
                                                 ==========             ========            ========

Nonperforming assets consist of the following:

                                                 September 30,         December 31,
                                                      1996                  1995
                                                       (In Thousands of Dollars)

Nonaccrual Loans                                   $    103             $    137
Restructured Loans                                       --                  ---
                                                     ------              -------
Nonperforming Loans                                     103                  137
Foreclosed Properties                                   ---                  ---
                                                     ------               ------
Nonperforming Assets                               $    103             $    137
                                                   ========             ========

Total loans past due 90 days or more and still accruing were $171 on September 30, 1996 and $71 on December 31, 1995.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.  Short-term Debt

        Short-term debt consists of the following:
                                                                     September 30,      December 31,
                                                                            1996                1995
                                                                          (In Thousands of Dollars)

       Treasury, Tax and Loan Note Option                                $   366             $   123
                                                                         -------             -------
       Total Short-term Debt                                             $   366            $    123
                                                                         =======            ========

5.  Earnings Per Share

        Earnings per share are computed on the weighted average common shares outstanding of 975,247 and 862,430 for the three months ended September 30, 1996 and 1995, respectively, and 974,791 and 782,344 for the nine months ended September 30, 1996 and 1995, respectively.

6.  Capital Requirements

        A comparison of the Company's capital as of September 30, 1996 with the minimum requirements is presented below:

                                                                            Minimum
                                                Actual                    Requirements
Tier I Risk-based Capital                        16.91 %                      4.00  %
Total Risk-based Capital                         18.13 %                      8.00  %
Leverage Ratio                                   11.78 %                      4.00  %


7.  Commitments and Contingent Liabilities

    The Operations Center and fifth branch office of Peninsula Trust Bank is currently under construction in Glenns, Virginia. As of September 30, 1996, the outstanding balances on the building and vault contracts total $420,121.

                                                                     TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                                             1996
                                                                  Third        Second             First
                                                                 Quarter       Quarter           Quarter

Interest Income                                                 $  2,778      $  2,568         $  2,416
Interest Expense                                                   1,123         1,053              997
Net Interest Income                                                1,655         1,515            1,419
Provision for Loan Losses                                             81            81               77
Net Income                                                           404           371              346
Per Share Data:
 Net Income                                                         0.41          0.38             0.35
 Cash Dividends Paid                                                  --            --             0.12
Total Average Stockholders' Equity                                14,242        13,846        $  13,491
Total Average Assets                                             122,642       114,384         $105,910

Ratios:
 Average Stockholders' Equity
 to Total Average Assets                                          11.61%        12.10%           12.74%
 Return on Average Equity                                         11.35%        10.72%           10.26%
 Return on Average Assets                                          1.32%         1.30%            1.31%



                                                                         1995
                                                    Fourth         Third        Second           First
                                                    Quarter       Quarter       Quarter         Quarter
Interest Income                                  $   2,342    $    2,160    $    1,981       $    1,739
Interest Expense                                     1,014           967           833              656
Net Interest Income                                  1,328         1,193         1,148            1,083
Provision for Loan Losses                               75            74            72               68
Net Income                                             338           225           215              245
Per Share Data:
 Net Income                                            .39           .26           .27              .36
 Cash Dividends Paid                                   ---           ---           ---              ---
Total Average Stockholders' Equity               $  11,531      $ 11,183     $   8,465        $   8,231
Total Average Assets                              $103,984      $ 98,643      $ 88,192         $ 77,586

Ratios:
 Average Stockholders' Equity to
  to Total Average Assets                           11.09%        11.34%         9.60%           10.61%
 Return on Average Equity                           11.72%         8.05%        10.16%           11.91%
 Return on Average Assets                            1.30%          .91%          .98%            1.26%


DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,             TABLE II
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average rates earned and paid by Mid-Atlantic Community BankGroup, Inc. and its affiliate on a fully taxable equivalent basis assuming a 34% tax rate for the nine months ended September 30, 1996 and 1995. Nonaccruing loans are included in the total loans.

                                              1996                                   1995
                                -----------------------------------     ---------------------------------
                                Average       Interest     Yield/       Average       Interest     Yield/
                                Balance      And Fees(1)    Rate         Balance      And Fees      Rate
                                    (In Thousands of Dollars)                (In Thousands of Dollars)
Assets
Interest-earning Assets:
 Loans and Leases                $ 78,868       $  8,449    10.71%      $ 59,600       $  6,400    10.74%
 US Govt. Agencies & Corp.         17,566          1,251     7.12%        11,853            767     6.47%
 Other Securities                   6,549            428     6.54%         4,179            272     6.51%
 Federal Funds Sold                 3,918            221     5.64%         6,995            404     5.78%
                                 --------        -------  --------       -------        -------  --------
    Total Interest-
      earning Assets             $106,901       $ 10,349     9.68%      $ 82,627       $  7,843     9.49%

Noninterest-earning Assets:
 Cash & Noninterest-
 bearing Deposits                $  3,715                               $  2,562
 Other Assets                       5,166                                  4,165
 Less Allowance for
 Loan and Lease Losses              (954)                                  (772)
 Less Deferred Loan Fees            (424)                                  (364)
                                 --------                              ---------
   Total Assets                  $114,404                               $ 88,218
                                 ========                               ========

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Demand Deposits                 $ 18,149       $    657     3.62%      $ 16,366       $    516     3.15%
 Savings Deposits                  12,874            349     2.71%         8,827            296     3.35%
 Other Time Deposits               55,417          3,211     5.79%        42,725          2,448     5.73%
 Short-term Borrowings                222              8     3.60%           196              8     4.08%
 Long-term Debt                        51              3     5.88%            62              3     4.84%
                                 --------       --------    ------      --------       --------    ------
   Total Interest-bearing
   Liabilities                   $ 86,713       $  4,228     4.88%      $ 68,176       $  3,271     4.80%

Noninterest-bearing Liabilities:

 Demand Deposits                 $ 13,112                               $  9,662
 Other Liabilities                    718                                  1,076

Stockholders' Equity               13,861                                  9,304
                                 --------                               --------

   Total Liabilities and
   Stockholders' Equity          $114,404                               $ 88,218
                                 ========                               ========

Net Interest Differential                                    4.80%                                  4.69%
Net Interest Earnings                           $  6,121                               $  4,572
                                                ========                               ========
Net Yield on Interest-earning
 Assets                                                      5.73%                                  5.53%


(1) Interest and fees annualized.

                                                                   TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                                                Net Increases (Decreases)
                                                                   Nine Months Ended
                                                                        September 30,
                                                                       1996    and    1995
                                                                (In Thousands of Dollars)

INTEREST INCOME:                                                  Amount              Percent

   Loans and Fees                                            $     1,537               32.02%
   Federal Funds Sold                                              (137)               45.21%
   Securities Held for Sale                                          481               61.83%
                                                             -----------             --------
     Total Interest Income                                   $     1,881               31.98%
                                                             ===========             ========

INTEREST EXPENSE:
   Demand Deposits                                           $       106               27.32%
   Savings Deposits                                                   40               18.02%
   Large Denomination Certificates of Deposit                         80               28.07%
   Other Time Deposits                                               492               31.72%
   Short-term Debt                                                     0                0.00%
   Long-term Debt                                                    (1)              -33.33%
                                                             -----------             --------
     Total Interest Expense                                  $       717               29.21%
                                                             -----------             --------
        Net Interest Income                                  $     1,164               33.98%
                                                             -----------             --------

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                             $        26               12.21%
                                                             -----------             --------
   Net Interest Income After Addition to Allowance
     for Loan and Lease Losses                               $     1,138               35.42%
                                                             -----------             --------

OTHER INCOME:
   Service Charges on Deposit Accounts                       $        44               15.60%
   Other Service Charges and Fees                                     31               43.06%
   Securities Gains (Losses)                                           0                0.00%
                                                             -----------             --------
     Total Other Income                                      $        75               21.37%
                                                             -----------             --------

OTHER EXPENSES:
   Salaries and Employee Benefits                            $       244               18.30%
   Occupancy                                                          18               20.93%
   Furniture and Equipment                                           153               60.71%
   Other Operating                                                     3                0.32%
                                                             -----------             --------
     Total Other Expense                                     $       418               15.98%
                                                             -----------             --------
Income Before Income Taxes                                   $       795               83.68%
Applicable Income Taxes                                              361              137.26%
                                                             -----------             --------
     Net Income                                              $       434               63.36%
                                                             ===========             ========


Item 2. Management's Discussion and Analysis

PENINSULA TRUST BANK

Results of Operation

The share exchange between Mid-Atlantic Community BankGroup, Inc. (MABG) and Peninsula Trust Bank (the Bank) became effective August 15, 1996. The results of operations, although consolidated, are representative of the Bank's performance as financial operations in the parent company are insignificant at this point.

Asset growth slowed during the third quarter 1996 after brisk expansion in the previous quarter. Total assets increased $4.9 million or 4.1% for the quarter ended September 30, 1996. The growth was funded primarily through $3.8 million in new consumer time deposits. Competition for these deposits intensified in the current quarter due to the opening of a new bank in the Bank's primary trade area. Additionally, two other competitor banks in the trade area launched premium rate promotional CDs during the quarter associated with name changes and branch openings in the respective organizations. Management does not consider the factors to have a long-term negative effect on the Bank's competitive position in its market.

Loan demand remained steady as reflected by the $4.6 million increase in net total loans for third quarter 1996. The portfolio has grown $15.3 million (22%) since December 31, 1995.

Other shifts in balance sheet composition included a $2.5 million reduction in correspondent bank balances, a $1.5 million reduction in overnight Federal funds sales and a $3.2 million expansion of the investment portfolio. Management evaluated the purchasing decisions in the investment portfolio over the previous twelve months. From September 30, 1995 to September 30, 1996 the coupon interest yield was improved by 47 basis points from 6.9% to 7.37%. This was accomplished primarily through the purchase of U.S. Government agency issues with 10 to 15 year maturities and 3 to 6 month "call" features.

These instruments performed well relative to interest income, but have demonstrated more volatility in market value positions than management desires. Therefore, a directional change in future purchases will result in a focus on single maturity, "bullet" type bonds. Some callable bonds may be purchased if the non-call feature is at least 2 to 3 years. As opportunities allow, management will attempt to sell those bonds with the greatest degree of market price volatility. This may result in lowered overall interest yield, but improved market value stability and improved total return. The Bank continues to classify the entire investment account as "Available For Sale". The portfolio was comprised of 76.7% U S Government Agencies, 21.6% State, County, and Municipal governments, and 1.7% other bank-qualified Private label CMOs and Federal Reserve Bank stock.

Asset quality continues to be strong, evidenced by a decline in the current quarter of more than $0.5 million in total loans past due 30 days or more to a level of slightly under $2 million at September 30, 1996, or 2.29% of total outstanding loans. Included in the 30 day total are loans of $170,500 that are 90 days delinquent and still accruing interest. These are deemed to be adequately collateralized and protected from loss.

Nonperforming assets totaled $103,000 at the end of the current quarter. This compares favorably to the $309,000 at June 30, 1996, and represented a modest 0.12% of total loans and a manageable 9.9% of the allowance for loan losses.

The "Allowance for Loan Losses", as a percentage of net total loans, remained constant from June 30, 1996 to September 30, 1996 at 1.2%. The monthly expense accrual of $27,000 has been adequate during the third quarter 1996 to expand the Allowance commensurate with growth of the loan portfolio. The current level of the Allowance is considered adequate to absorb potential problem credits. Management intends to preserve the Allowance at a minimum of 1.2% of net total loans for the foreseeable future.

Deposits represent 98.8% of total liabilities of the Bank, including non-interest bearing checking accounts which represent 14.0% of total deposits. There continues to be no brokered deposits. The Bank has accepted some unsolicited institutional deposits (credit unions) in the form of CDs less than $100,000 with original maturities ranging from 12 to 36 months. Total deposits of this type are less than $695,000 and are monitored by Management monthly. Management, in fact, is consciously reducing the level of these funds as each CD matures.

Earnings

The Bank continued to enjoy robust earnings performance with current quarter net after tax income of $404,000, a $179,000 (79.6%) increase over the third quarter 1995. Year-to-date 1996 net income reached $1,119,000, a $434,000 (63.4%)
increase over the first three quarters of 1995.

Net interest income of $4,590,000 for the nine months ended 9-30-96 represented a $1,165,000 increase (34.0%) over the same period in 1995. As a percentage of average earning assets, the annualized 1996 figure of 5.73% compared favorably to the 5.53% annualized figure through 9-30-95. The Bank has enjoyed upward repricing on a portion of its mortgages which are structured as three year balloons. The average repricing has approximated 100 basis points above the origination rate in these mortgages. However, by far the largest contributor to the improving net interest margin has been the investment account. In this area, U.S. Government Agency holdings have seen an increase in average balances from $11.9 million through 9-30-95 to $17.6 million through 9-30-96, and average yield has improved from 6.47% to 7.12% over the same period.

Total non-interest income for the nine months ended 9-30-96 was $426,000 compared with $351,000 for the corresponding period in 1995. Non-interest expense of $3,034,000, increased $418,000 (16.0%) over 9-30-95.

Capital and Liquidity

Equity capital at 9-30-96 totaled $14.0 million, representing 11.25% of total assets. This level of capital should be adequate to support growth in operations to an asset level in excess of $150 million without additional external injections.

Liquidity is provided through several sources. The most readily convertible to cash is "Federal funds sold," or the overnight sale of excess reserves to other banks. Sales of Fed funds averaged $3.9 million for the nine months ended 9-30-96, or 12.5% of total deposits. The Bank also maintains confirmed lines of credit with its primary correspondent banks to purchase Federal funds in amounts up to $5.4 million. Additional liquidity exists within the investment account where $1,875,000 either matures or has "call" dates with projected "call" exercises within the next 90 days. The Bank's ability to satisfy credit demands, routine deposit withdrawals, and other corporate needs is considered adequate. Management is not aware of any known trends, demands, events, commitments, or uncertainties that either will result or reasonably might result in a material decrease in liquidity.

Future Plans

Construction of the Bank's Operations Center and fifth branch office, located at the intersection of U.S. Routes 17 and 33, Glenns, Gloucester County, is underway and slated for completion in January 1997. The total estimated cost of the project is $1.0 million. The Bank's growth necessitates the expansion of the
support  services,   such  as  bookkeeping,   data  processing,
personnel and accounting, which will move from the Main Office in Gloucester to the operations center in Glenns.

The Bank closed on a contract to purchase a 75,794 square foot parcel located at 737 J. Clyde Morris Boulevard, Newport News for $610,000 on September 10, 1996. The Bank plans to delay construction of a permanent branch office building at this location until the second half of 1997. Upon approval from the appropriate regulatory authorities, the Bank expects to occupy the building prior to the expiration of the lease of the current site at 832 Newport Square Shopping Center, Newport News in October 1998.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

           a)  Exhibits

                  11       Statement re: computation of per share earnings

           b)  Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  November 8, 1996              BY    /s/ W. J. Farinholt
                                       ---------------------------
                                        W. J. Farinholt, President & CEO



Date:  November 8, 1996              BY   /s/ Kenneth E. Smith
                                       ----------------------------
                                        Kenneth E. Smith, Exec. Vice President
                                        & Chief Financial Officer


Date:  November 8, 1996              BY  /s/ Kathleen C. Healy
                                       -----------------------------
                                         Kathleen C. Healy, Vice President &
                                         Chief Accounting Officer