Form 10KSB
period 1996-12-31
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1997-03-31
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996.
                         Commission File Number 0-21285
                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
               ---------------------------------------------------

                       Virginia                   54-1809409
               ---------------------------------------------------
               (State or other jurisdiction (IRS Employer ID number)
                   of incorporation)

         7171 George Washington Memorial Highway, Post Office Box 1310,
                       Gloucester, Virginia         23061
              -----------------------------------------------------
                    (Address of principal offices) (Zip Code)

                Registrant's telephone number including area code
                                  (804)693-0628
              -----------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                         Name of each exchange
                Title of Each Class       on which registered
            Common stock, $5 par value    Nasdaq Stock Market
         -------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                      None
             -------------------------------------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Registrant's revenues for the fiscal year ended December 31, 1996: $11,279,232

The aggregate market value (based on a sale price of the stock of $25.00) of Mid-Atlantic Community BankGroup, Inc. voting stock held by non-affiliates as of January 31, 1997 was $19,469,625.

As of January 31, 1997, Mid-Atlantic Community BankGroup has 944,333 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 22, 1997 is incorporated by reference in Part III of this Form 10-KSB.

________________________________________________________________________________
28                                        Mid-Atlantic Community BankGroup, Inc.

Form 10-KSB Cross-Reference Index
--------------------------------------------------------------------------------

Companies have been encouraged by the Securities and Exchange Commission (SEC) to combine their Annual Report to Shareholders and Form 10-KSB Annual Report into a single document. This Form 10-KSB Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders, as is reflected in the following Cross-Reference Index. However, only those sections of the Annual Report to Shareholders referred to in the Cross Reference Index below are to be deemed "filed" with the SEC as part of this Form 10-KSB Annual Report.

                                                                           Page
Part I
Item 1. Business....................................................         2
Item 2. Properties..................................................         2
Item 3. Legal Proceedings...........................................      None
Item 4. Submission of Matters to a Vote of Security Holders.........      None

Part II
Item 5. Market for Common Equity and Related Stockholder Matters....         2
Item 6. Management's Discussion and Analysis........................      4-13
Item 7. Financial Statements........................................     14-27
Item 8. Changes In & Disagreements With Accountants on
            Accounting and Financial Disclosure.....................      None

Part III
Item 9. Directors, Executive Officers, Promoters and
            Control Persons, Compliance With Section 16(a)
            of the Exchange Act (1).................................
Item 10.Executive Compensation. (1).................................
Item 11.Security Ownership of Certain Beneficial Owners
            and Management. (1).....................................
Item 12.Certain Relationships and Related Transactions. (1).........
Item 13.Exhibits and Reports on Form 8-K
        (a) Exhibits (2)............................................
        (b) Reports on Form 8-K.....................................      None

                                  [ARTWORK]

                                  MID-ATLANTIC
                                   COMMUNITY
                                BANKGROUP, INC.





                                      1996
                          ANNUAL REPORT AND FORM 10SB

DEAR SHAREHOLDER:
--------------------------------------------------------------------------------


The Directors and Management are privileged to offer you our first Annual Report of operations and financial condition under our new corporate structure of Mid-Atlantic Community BankGroup, Inc. The share exchange between Peninsula Trust Bank (the "Bank") and Mid-Atlantic (the "Company") was consummated in August 1996. The Company's principal activity is the operation of the Bank. Therefore, the following financial results, while presented on a consolidated basis, are representative primarily of the activities of the Bank.

We at Mid-Atlantic are committed to a practice of excellence in customer service by respecting each and every individual in pursuing the formation and cultivation of long-term relationships with both customers and qualified employees. It is only when we achieve these goals that we can enjoy consistent profitability. Our goal is to be students of our customers in order to expand and deepen customer relationships and broaden access to bank services to attract new business growth. Consistently produced excellence in service will ultimately bear the fruit of profitable growth. Long-term success cannot be gained through a short-term focus. Rapid growth has never been a goal unto itself.

The Company continues to differentiate itself from other community financial institutions by accomplishing substantial asset growth without compromising profitability. This was evidenced by a $28.1 million (26%) increase in total assets during 1996, coupled with a 1.30% return on average total assets compared to 1.11% in 1995. Pre-tax net income grew in 1996 to $2,346,600 from $1,448,100 in 1995. After-tax net income for 1996 of $1,533,900 represented a 50% increase over 1995. This translated into $1.57 per share in 1996 versus $1.29 per share in 1995. This 22% increase was affected somewhat by the expanded average primary number of shares outstanding, increasing from 794,376 December 31, 1995 to 975,486 December 31, 1996.

The Board of Directors responded to the outstanding earnings performance by increasing the annual dividend from $0.12 per share (declared in December 1995, paid January 1996) to $0.25 per share (declared December 1996, paid January
1997). This represented a 108% increase. The augmentation to undivided profits through retained earnings after dividends paid resulted in increased shareholder value as reflected in December 31, 1996 book value per share of $15.28, compared to $14.12 at year-end 1995. Additionally, net income represented a return on average equity of 10.91% compared to 10.38% in 1995.

The year, 1996, saw the planning for and design of new quarters for a much needed Operations Center, as well as the Bank's fifth office. Construction of this facility in Glenns (northern Gloucester) began in late Spring and included a full service banking office as well as expanded and technologically improved offices for our Accounting, Bookkeeping, Check Processing, Data Processing, and Human Resources departments. The ability for any organization to attract and retain quality, loyal employees must include adequate facilities and appropriate tools to enable those employees to perform their jobs efficiently and with a sense of pride and self-worth. This is key to the delivery of exceptional customer service.

The Directors reviewed both the volume and complexity of the growth in the Company's operations over the last few years. This review produced the conclusion that additional safeguards should be implemented to compliment operational growth. In this regard the Bank supplemented the audit coverage of its external auditor by employing a full time Internal Auditor in November 1996. In addition, an internal loan review function will be established during the first quarter of 1997. This function will be independent of the lending operations and will reinforce Management's long-standing commitment to superior asset quality and protection of hard earned profits. The loan portfolio is the foundation upon which the Bank's profitability and ultimately its financial health and soundness is built. The bricks and mortar of this foundation are: 1) a philosophy of lending that is conservative while sensitive and responsive to our communities, and 2) an attitude that attaches itself to quality in favor of quantity.

Future initiatives will continue to explore expansion of products and services needed by the customers within our niche. We will never be satisfied with what was "good enough" last year. However, we also will not attempt to be all things to all people without proper planning and research of new avenues to travel. While we are committed to expanding our market penetration, we will remain equally focused on the maintenance of a strong credit culture and sound underwriting standards. As always, we thank you for your faithful allegiance to your company.



Sincerely,

/s/ W. J. Farinholt                            /s/ Joseph A. Lombard, Jr., DDS
---------------------                          -------------------------------
W. J. Farinholt                                Joseph A. Lombard, Jr., DDS
President & CEO                                Chairman of the Board


________________________________________________________________________________
1996 Annual Report and Form 10KSB                                              1

DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Mid-Atlantic Community BankGroup, Incorporated (the "Company") is the parent of Peninsula Trust Bank, Incorporated (the "Bank"), a wholly owned subsidiary. The Bank is a state chartered independent banking institution serving Gloucester (Courthouse & Glenns), James City and Charles City Counties and the Cities of Williamsburg and Newport News, Virginia. The Gloucester, Virginia headquartered Bank operates five full-service banking offices located in Gloucester, Williamsburg, Charles City County, Newport News and Glenns, Virginia. From these offices, Peninsula Trust Bank offers a broad range of financial services including a variety of loan and deposit services, personal lines of credit, equity lines, credit cards and merchant accounts. At year-end 1996 the Bank had 99 employees.

Incorporated in Virginia in 1988, the Bank is organized under the Virginia Banking Act as amended and commenced business as a commercial bank on July 20, 1989. Peninsula Trust Bank's operations are directly affected by the monetary and banking policies of various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities.

Peninsula Trust Bank is a full service bank dedicated to providing high quality financial services to the business, professional and retail markets. The Bank's primary corporate mission is to maximize its sustainable earnings while being a responsible business that maintains an image of trust and competence in rendering high quality financial services targeting the business and professional markets and, at the same time, serving the retail market, through the efforts of fairly treated employees.

Within its primary trade area, the Bank competes with 10 banks with local deposits as of June 30, 1996 of $1.7 billion.


PROPERTIES
--------------------------------------------------------------------------------

The principal office of Peninsula Trust Bank is located at 7171 George Washington Memorial Highway, Gloucester, Virginia. At December 31, 1996, the Bank conducted business from four locations, of which three are owned and one is leased. The Bank's Operations Center and fifth branch office opened for business on January 30, 1997.


MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

There is only one class of equity securities outstanding, common stock, with a par value of $5.00 per share. The capital stock is registered pursuant to the Securities and Exchange Act of 1934, Section 12(g) of the Act. As of December 31, 1996, there were 903 holders of record of the Company's common stock.

Prior to September 20, 1995, the Common Stock sporadically traded in the over-the-counter market. Such trades may not have accurately reflected the fair market value of the Bank's Common Stock. From September 20, 1995 to August 14, 1996 the Bank's Common Stock traded in the Nasdaq SmallCap Market under the symbol "PNTB". Since the consummation of the Share Exchange on August 15, 1996, the Company's Common Stock has traded in the Nasdaq SmallCap Market under the symbol "MABG". The following table sets forth the high and low trade prices of the Common Stock for the period January 1, 1994 to December 31, 1996.

                                                    High                 Low
-------------------------------------------------------------------------------
1996
Fourth Quarter                                      $26.00             $21.00
Third Quarter                                        25.00              20.00
Second Quarter                                       25.00              22.00
First Quarter                                        23.50              18.50

1995
Fourth Quarter                                      $21.50             $19.00
Third Quarter                                        22.00              17.00
Second Quarter                                       17.50              16.50
First Quarter                                        17.00              16.00

1994
Fourth Quarter                                      $16.25             $15.00
Third Quarter                                        15.00              14.50
Second Quarter                                   no trades           no trades
First Quarter                                        14.50              13.25


________________________________________________________________________________
2                                         Mid-Atlantic Community BankGroup, Inc.

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

At and for the Year Ended December 31,
                                              1996            1995            1994           1993          1992
------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA:
   Interest income                       $ 10,653,314    $  8,223,667    $ 5,650,761    $ 3,828,700    $ 2,929,568
   Interest expense                         4,359,461       3,468,896      2,120,123      1,623,518      1,539,861
------------------------------------------------------------------------------------------------------------------
   Net interest income                      6,293,853       4,754,771      3,530,638      2,205,182      1,389,707
   Provision for loan losses                  380,000         288,000        257,500        255,000        121,700
   Other income                               623,984         476,964        358,158        289,628        202,342
   Other expenses                           4,191,253       3,495,597      2,481,313      1,837,572      1,245,955
   Income taxes                               812,650         424,989        397,850         65,964         12,123
------------------------------------------------------------------------------------------------------------------
   Net income (loss)                     $  1,533,934    $  1,023,149    $   752,133    $   336,274    $   212,271
==================================================================================================================

PER SHARE DATA:
   Net income                                    1.57            1.29           1.20            .57            .45
   Weighted average shares outstanding        975,486         794,376        624,789        592,735        476,798
   Book value at period end                     15.28           14.12          12.01          10.89          10.31
   Total shares outstanding                   944,333         944,333        657,978        582,628        582,628
   **Cash dividends                               .25             .12            .16             --             --

BALANCE SHEET DATA:
   Total Assets                          $136,434,173    $108,313,809    $80,331,598    $58,791,921    $40,775,051
   Loans, net                              90,978,452      69,556,325     53,604,188     39,570,897     23,337,046
   Investment securities                   27,297,458      24,792,759     12,958,403     10,768,754      9,887,969
   Deposits                               120,485,341      94,114,738     71,524,431     51,929,928     34,511,512
   Borrowings                                  43,406          55,322         66,617         77,325             --
   Stockholders' equity                    14,431,590      13,335,476      7,900,085      6,344,897      6,008,623

PERFORMANCE RATIOS:
   Net interest margin(1)                        5.72%           5.51%          5.59%          4.97%          4.34%
   Return on average assets                      1.30            1.11           1.10            .69            .61
   Return on average equity                     10.91           10.38          10.84           5.06           4.52
   Efficiency ratio(2)                          60.21           66.81          63.81          74.67          78.34

ASSET QUALITY RATIOS:
   Allowance for loan losses to period
     end loans                                   1.21%           1.23%          1.31%          1.20%          1.11%
   Allowance for loan losses to
      nonaccrual loans(3)                       5.85x           6.32x         28.52x          9.45x             --
   Nonperforming assets to period end
     loans and foreclosed properties              .21%            .19%           .05%           .13%           .00%
   Net charge-offs to average loans               .16%            .22%           .06%           .12%           .23%

CAPITAL AND LIQUIDITY RATIOS:
   Leverage                                     11.41%          12.79%         10.81%         11.65%         15.28%
   Risk Based Capital Ratios
     Tier 1 capital                             15.00           18.28          14.54          17.60             --
     Total capital                              12.17           19.47          15.80          18.80             --
   Average loans to average deposits            79.10           74.68          75.94          76.20          67.62

** On December 10, 1996, the Company declared an annual dividend for 1996 of $.25 per share, which was paid on January 6, 1997 to shareholders of record on December 10, 1996. On November 14, 1995, the Bank declared an annual dividend for 1995 of $.12 per share, which was paid on January 5, 1996 to shareholders of record on December 26, 1995. On December 13, 1994, the Bank declared an annual dividend for 1994 of $.10 per share, which was paid on January 5, 1995 to shareholders of record on December 13, 1994. In 1994 the Bank declared and paid a dividend for 1993 of $.06 per share.

(1) Net interest margin is calculated as tax equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

(2) Computed by dividing non-interest expense by the sum of net interest income and non-interest income, net of securities gains or losses.

(3)  The Bank had no nonaccrual loans at December 31, 1992.


________________________________________________________________________________
1996 Annual Report and Form 10KSB                                              3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Mid-Atlantic Community BankGroup, Inc. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Peninsula Trust Bank (the "Bank"). The Company's existence originated during the third quarter of 1996; however, the Bank represents more than 99% of the Company's activities. Therefore, comparative discussions of consolidated versus non-consolidated financials should still be considered appropriate.

Overview

After organizing in 1988 and opening in July 1989, the Bank has posted consistently impressive increases in assets, deposits, and profitability. Earnings of $1,533,900 reported for 1996 represented the seventh consecutive year of increased income. Asset growth also depicted a year of dynamic performance.

The net income level of $1,533,900 in 1996, was a 49.9% increase over 1995 net income of $1,023,100. On a pre-tax basis, net income for the current period was $2,346,600, a 62.1% increase over 1995 pre-tax income of $1,448,000. A meaningful measure of earnings efficiency is ROA (Return on Average Total Assets). An industry benchmark for this ratio is 1.00% which indicates satisfactory employment of resources to support operations, payment of dividends, and internal generation of capital to fund future growth. Typically this level of profitability is common (even expected) in banks with slow to moderate asset growth. However, earnings are sometimes compromised for rapid asset growth. The Bank's asset growth has exceeded 26% in each of its seven full years of operation, representing a real challenge to earnings performance.

The ROA for 1996 was 1.30%, which compares favorably with the industry benchmark and with the Bank's 1995 ROA of 1.11%. It represents a continuation of the Bank's trend of improving earnings every year since opening, both in absolute dollars and in the ROA ratio.

Results of Operations

The Company's sole subsidiary, the Bank, operates by attracting deposits from the general public and employing such deposit funds in the purchase of investment securities and the making of commercial, consumer, and residential construction and permanent mortgage real estate loans. Revenues are derived principally from interest on loans and investments. The Company's major expense is interest paid on deposits. Results of operations depend primarily on the level of net interest income, which is the interest and fees earned on loans plus investment interest minus interest paid on deposits and short-term borrowings. Thus, net interest income is reflective of yields received in interest-earning assets and the rates paid on interest-bearing liabilities.

Net Interest Income

Total interest and fee income from loans and investments for 1996 was $10,653,300 compared to $8,223,700 in 1995, a 29.5% increase. This was accomplished through an increase in total average earning assets from $86,341,000 for 1995 to $110,029,000 for 1996. As a percentage of average total assets, the earning assets component was relatively constant, declining slightly from 93.7% in 1995 to 93.3% in 1996. Total interest expense increased $890,600 (25.7%) in 1996 to a total of $4,359,500. The increase compared favorably to a $1,348,800 (63.6%) increase between 1994 and 1995.

Net interest income (interest income less interest expense) increased $1,539,100 (32.4%) in 1996. The net interest margin ratio (net interest income expressed as a percentage of average earning assets) increased impressively in 1996 from 5.51% in 1995 to 5.72%. Expected pressure on the net interest margin during 1995 did occur throughout the first half of the year, stabilizing in July 1995, and demonstrating a steadily improving trend during the balance of that year. The Company enjoyed improved yields in the loan portfolio as a significant volume of three year balloon mortgage loans repriced during the year with upward increases ranging from 50 to 150 basis points. The Company also enjoyed an increased average yield on the investment portfolio of approximately 45 basis points. The net interest margin remains above Management's target of 5.25%.


________________________________________________________________________________
4                                         Mid-Atlantic Community BankGroup, Inc.

Non-interest Income

Total non-interest income in 1996 was $624,000, a 30.8% increase over the previous year. The primary source of non-interest income is service charges and fees related to deposit accounts. Certain fees were increased in the second half of 1996, and their beneficial impact was immaterial for the year. All service fees are under review for the possibility of upward adjustment. The Company, however, considers its competitive position in its niche to be consistently lower than its competition on perceived nuisance charges.

Non-interest Expense

Total non-interest expense (including provision for possible loan loss expense) totaled $4,571,300 in 1996, up from 1995's $3,783,600. This 20.8% increase compared well to a 38.1% increase between 1994 and 1995. The impact of staff increases for the Company's fifth branch office began late in the fourth quarter of 1996, but will have a more meaningful effect in 1997.

Financial Condition

Another year of dynamic growth occurred as the Company saw total assets increase to $136.4 million which represented a $28.1 million increase, or 25.9% over year-end 1995. The primary source of this growth was an increase in total deposits of $26.4 million (28.1%). Employment of these new resources was accomplished through increases in the loan portfolio and investment securities account of $21.3 million (30.6%) and $2.5 million (10.1%), respectively. Loan demand was strong throughout 1996. Interest bearing demand deposits (NOW and Money Market accounts) led the way in deposit growth reflecting a 47.5% increase from December 31, 1995, ending 1996 at $26.0 million.

Provision / Allowance for Loan Losses & Asset Quality

During 1996 the Bank provided $380,000 to the reserve for loan losses. This represents an increase of $92,000 over 1995. At year-end 1996 the reserve equaled $1,112,000, a sound 1.21% of outstanding loans. Loans past due 30 days or more and still accruing interest totaled $2,108,000 (2.29% of outstandings) compared to 1.63% at December 31, 1995. Non-performing loans at year-end 1996 totaled $190,000. Net charge-offs for 1996 were $134,000 compared to $135,000 in 1995. Credit decisions continue to be based on the borrower's cash flow, the value of underlying collateral, and the integrity of the borrower.

Capital Resources and Liquidity

Capital growth was again supported through the improved earnings performance discussed above. After successful common stock issues in 1995, Management was committed in 1996 to leveraging capital through prudent, profitable asset growth. Such asset growth reduced the capital to total assets ratio at year-end 1996 to 10.6%, compared to 12.3% at December 31, 1995. This level is considered an ample reserve to support continued asset growth for the immediate future and to provide a buffer against unforeseeable downturns in business and economic cycles and is substantially above regulatory prescribed minimum recommended levels.

Liquidity is provided through several sources. The most readily convertible to cash is "Federal funds sold," or the overnight sale of excess reserves to other banks. The Company has adopted policy and procedure guidelines to comply with Regulation F of the Board of Governors of the Federal Reserve System regarding interbank liabilities risk, limiting the Company's exposure to credit risk in its dealing with correspondent banks. Sales of Fed funds averaged $4.2 million during 1996, down 34.4% from the $6.4 million average of 1995. Additional liquidity exists within the investment account where $120,000 matures within ninety days. Also $4.8 million is callable within three months. The Company also maintains confirmed lines of credit with its primary correspondent banks to purchase Federal funds in amounts up to $5.4 million. The Company's ability to satisfy credit demands, routine deposit withdrawals, and other corporate needs is considered adequate. Management is not aware of any known trends, demands, events, commitments, or uncertainties that either will result or reasonably might result in a material decrease in liquidity.

Future Plans

The Company will begin plans for and construction of a permanent building for its Newport News office during the first half of 1997. The current operations for that branch are conducted in rented quarters, with a lease that has an expiration of October 1998. A site has been acquired at the corner of Thimble Shoals Boulevard and J. Clyde Morris Boulevard.

Management was pleased with the consummation of the formation of the bank holding company structure in 1996. We believe that with this structure in place the Company can expand both its geographical market and the array of services and financial products. This may be accomplished through acquisitions and/or affiliations with other companies of like minded philosophy regarding customer service. The Company has no current definitive plans for such affiliations.


________________________________________________________________________________
1996 Annual Report and Form 10KSB                                              5

Average Balances, Interest Income
and Expenses, Average Yields and Rates
--------------------------------------------------------------------------------

Year Ended December 31,
                                               1996                            1995                           1994
-----------------------------------------------------------------------------------------------------------------------------
                                             Interest                         Interest                       Interest
                                   Average    Income/  Yield/      Average     Income/ Yield/      Average    Income/   Yield/
(Dollars in Thousands)             Balance    Expense   Rate       Balance     Expense  Rate       Balance    Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
   Federal funds sold            $  4,153    $   231    5.56%      $ 6,445    $  378    5.87%     $ 3,546     $  144     4.06%
-----------------------------------------------------------------------------------------------------------------------------
   Securities:  (1)
   Obligations of
     U.S. Treasury                     61          5    8.20            --        --      --           --         --       --
     U.S. government
       agencies and corp.          17,930      1,291    7.20        13,642       894    6.55        9,049        521     5.76
     Other securities               6,562        437    6.66         4,551       299    6.57        3,614        200     5.53
-----------------------------------------------------------------------------------------------------------------------------
   Total securities                24,553      1,733    7.06        18,193     1,193    6.56       12,663        721     5.70
-----------------------------------------------------------------------------------------------------------------------------
   Loans                           81,323      8,689   10.68        61,703     6,653   10.78       46,905      4,786    10.20
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets     110,029     10,653    9.68        86,341     8,224    9.53%      63,114      5,651     8.95%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets:
   Cash and due from banks          3,797                            2,721                          2,832
   Other assets                     5,526                            4,301                          3,134
   Less: allowance for loan losses   (985)                            (796)                          (599)
   Deferred loan fees                (431)                            (375)                          (335)
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest-earning assets    7,907                            5,851                          5,032
-----------------------------------------------------------------------------------------------------------------------------
Total assets                     $117,936                          $92,192                        $68,146
=============================================================================================================================

Liabilities and stockholders' equity:
Interest bearing liabilities:
   Deposits:
     Interest bearing demand     $ 21,471    $   690    3.21%      $16,600    $  523    3.15%     $18,373     $  586     3.19%
     Savings                       10,710        357    3.33         9,018       303    3.36        7,936        266     3.35
     Other time                    57,115      3,301    5.78        45,302     2,632    5.81       26,735      1,260     4.74
-----------------------------------------------------------------------------------------------------------------------------
     Total interest bearing
       deposits                    89,296      4,348    4.87        70,920     3,458    4.88       53,044      2,112     3.98
   Short-term borrowings              233          9    3.86           197         8    4.06          125          4     3.20
   Long-term debt                      50          3    6.00            61         3    4.92           72          4     5.56
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities 89,579      4,360    4.87        71,178     3,469    4.87%      53,241      2,120     3.98%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing liabilities:
   Demand deposits                 13,514                           10,132                          7,485
   Other liabilities                  785                            1,017                            481
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest-bearing
   liabilities                     14,299                           11,149                          7,966
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                 103,878                           82,327                         61,207
Stockholders' equity               14,058                            9,865                          6,939
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity          $117,936                          $92,192                        $68,146
=============================================================================================================================
Interest spread (2)                                     4.81%                           4.66%                            4.97%
Net interest income/net
   interest margin (3)                                  5.72%                           5.51%                            5.59%


(1) Includes Investment Securities and Investments Held for Sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securities."

(2) Interest spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is net interest income expressed as a percentage of average earning assets.

________________________________________________________________________________
6                                         Mid-Atlantic Community BankGroup, Inc.

Volume and Rate Analysis
--------------------------------------------------------------------------------

                                                                      Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                            1996 Compared to 1995                          1995 Compared to 1994
                                                  Change Due To:                                Change Due To:
(Dollars in Thousands)                 Volume          Rate             Net           Volume           Rate            Net
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                     $(134)           $(13)          $(147)         $ 118            $116            $234
---------------------------------------------------------------------------------------------------------------------------

Securities:
   U.S. Treasury Obligations               5                               5
   Obligations of U.S. government
     agencies and corpoartions           281             116             397            264             109             373
   Other                                 132               6             138             26              73              99
---------------------------------------------------------------------------------------------------------------------------
       Total securities                  418             122             540            290             182             472
-----------------------------------------------------------------------------------------------------------------------------
Loans                                    647           1,389           2,036          1,510             357           1,867
-----------------------------------------------------------------------------------------------------------------------------
   Total interest income                 931           1,498           2,429          1,918             655           2,573
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits:
   Interest bearing demand               153              14             167            (57)             (6)            (63)
   Savings                                57              (3)             54             36               1              37
   Other time                            174             495             669            875             497           1,372
---------------------------------------------------------------------------------------------------------------------------
       Total deposits                    384             506             890            854             492           1,346
Short-term borrowing                      --               1               1              2               2               4
Long-term debt                            --              --              --             (1)             --              (1)
---------------------------------------------------------------------------------------------------------------------------
   Total interest expense                384             507             891            855             494           1,349
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
Interest income                        $ 547         $   991          $1,538         $1,063            $161          $1,224
===========================================================================================================================

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                              7

Interest Sensitivity Analysis(1)


                                                                           Maturing or Repricing In:
---------------------------------------------------------------------------------------------------------------------------
                                                Within           90-365            1-5             Over
(Dollars in Thousands)                          90 Days           Days            Years           5 Years           Total
---------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
   Federal funds sold                         $  5,364         $     --         $    --          $    --         $  5,364
   Investment securities                           120               30           2,404           24,744           27,298
   Loans                                        36,464            2,437          52,327            1,344           92,572
--------------------------------------------------------------------------------------------------------------------------
      Total interest-earning assets           $ 41,948         $  2,467         $54,731          $26,088         $125,234
==========================================================================================================================
Interest Bearing Liabilities:
   Deposits:
     Interest bearing demand                    14,576               --              --               --           14,576
     MMDAs and other savings                    26,362               --              --               --           26,362
     Time deposits $100,000 and over             2,232            4,053           3,132               --            9,417
     Other time deposits                        12,102           19,987          22,909               --           54,998
   Other borrowed money                            356                9              30               --              395
--------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       $ 55,628         $ 24,049         $26,071          $    --         $105,748
==========================================================================================================================
Period gap                                    $(13,680)        $(21,582)        $28,660          $26,088         $ 19,486
Cumulative gap                                $(13,680)        $(35,262)        $ 6,602          $19,486
Cumulative gap as a percent
   of total earning assets                     (10.92%)         (28.16%)         (5.27%)           15.56%

(1) The amounts shown for loans have not been reduced by the allowance for loan losses or unearned income, which were approximately $1,112,000 and $483,000, respectively, at December 31, 1996.


The Bank had $35.3 million more in liabilities than assets that reprice within one year and was, therefore, in a liability-sensitive position for this interval at December 31, 1996. However, $10.3 million of the investment securities maturing in over five years have "call" dates within the next 12 months. This would result in a negative gap of 20% of total earning assets. Management considers this level to be outside of an acceptable range and has developed new strategies for restructuring the longer maturity segment of the investment portfolio. Investment purchases will be combined with strategic sales to shorten the average maturity of the portfolio. Positive gaps can affect earnings adversely in a period of declining rates, while negative gaps can adversely impact earnings in a period of rising rates. Management manages the interest rate risks by monitoring the balances, rates and maturities of rate sensitive assets and liabilities.

Securities

The Bank's securities portfolio serves several purposes. Portions of the portfolio are held as investments, while the remaining portions are used to assist the Bank in liquidity and asset liability management.

In June, 1993, the Financial Accounting Standards Board adopted FASB 115, which changes the manner in which financial institutions classify and account for their investment securities for fiscal years beginning after December 15, 1993. In response to this rule change, as of January 1, 1994, the Bank revised its investment securities policy and divided its investment securities portfolio into two components, (i) securities held to maturity and (ii) securities available for sale. The new investment securities policy resulted in a classification at December 31, 1994 of $8.7 million of investment securities to securities available for sale. The remaining $4.3 million of investment securities were classified as held to maturity. This classification had no material effect on the Bank's financial condition or results of operations in the year ended December 31, 1994. Management elected in December 1995 to classify the entire portfolio as available for sale.

Securities are classified as securities held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in shareholders' equity. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Bank's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.


________________________________________________________________________________
8                                         Mid-Atlantic Community BankGroup, Inc.

The following tables summarize the book value of the Bank's investment securities at the dates indicated.

Securities Portfolio

                                                                          December 31,
-----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                        1996           1995            1994
-----------------------------------------------------------------------------------------------------
U.S. Treasury securities                                      $   535
U. S. government agencies and corporations                     15,651       $12,967         $ 6,798
State and local governments                                     7,467         5,860           3,527
Mortgage-backed securities                                      3,195         5,613           2,644
Other securities                                                  343           289             213
Corporate Stocks                                                  351            --              --
Unrealized loss on securities available for sale                 (245)           63            (223)
-----------------------------------------------------------------------------------------------------
   Total securities                                           $27,297       $24,792         $12,959
=====================================================================================================

The book value and weighted average yield of the Bank's investment securities at December 31, 1996, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



Amount and Average Yield of Investment Securities

                                                 Amount          Average Yield
------------------------------------------------------------------------------
Due in one year or less                         $   149,235          6.76%
Due after one year through five years             1,901,269          5.64
Due after five years through ten years           10,749,612          7.15
Due after ten years                              14,048,251          7.53
Federal Reserve Bank stock                          342,650          6.00
Marketable equity securities                        351,000          7.73
------------------------------------------------------------------------------
   Total securities                             $27,542,017          7.23
==============================================================================

Effects of Inflation

Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis, in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

The following table summarizes the Bank's loan portfolio for the periods indicated.

Loan Portfolio

                                                     December 31,
-------------------------------------------------------------------------------
(Dollars in Thousands)                    1996           1995          1994
-------------------------------------------------------------------------------
Commercial mortgage                       $19,622      $10,581        $ 8,377
Residential mortgage                       25,056       21,609         17,560
Home equity                                 9,318        7,742          5,871
Construction                                6,915        6,806          6,024
Commercial                                 10,292        6,534          4,057
Installment                                20,848       16,854         12,391
All other                                     522          717            392
-------------------------------------------------------------------------------
Total loans                                92,573       70,843         54,672
Less:  unearned income                        483          421            355
Less:  allowance for loan losses            1,112          866            713
-------------------------------------------------------------------------------
Loans, net                                $90,978      $69,556        $53,604
===============================================================================


________________________________________________________________________________
1996 Annual Report and Form 10KSB                                              9

The following table summarizes non-performing assets for the periods indicated.

Non-Performing Assets


                                                                                       December 31,
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                       1996        1995         1994
-------------------------------------------------------------------------------------------------------------
Loans accounted for on a nonaccrual basis                                    $190       $137           $25
Loans contractually past due 90 days or more as to
   interest or principal payments (not included
   in nonaccrual loans above)                                                  88         71            35
Loans restructured and in compliance with modified terms
   (not included in nonaccrual loans or loans contractually
   past due 90 days or more above)                                             --         --            --
Other real estate owned                                                        --         --            --
-------------------------------------------------------------------------------------------------------------
   Total                                                                     $278       $208           $60
=============================================================================================================

As to the nonaccrual loans at December 31, 1996 referred to above, approximately $9,200 of interest income would have been recorded during such period if the loan had been current and the interest thereon had been accrued.

The provision for loan losses totaled $380,000, $288,000 and $257,500 for the years ended December 31, 1996, 1995 and 1994, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's potential net loan losses while continuing to increase the allowance for loan losses as the Bank's loan portfolio increases.


The following table summarizes changes in the allowance for loan losses.

Allowance for Loan Losses

                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------
(Dollars in Thousands)                                          1996       1995        1994
---------------------------------------------------------------------------------------------
Balance at beginning of period                                $  866      $ 713       $ 482
Charge-offs:
   Commercial mortgage                                            --         --          --
   Residential mortgage                                            9         15          --
   Real estate construction                                       --         --          --
   Home equity                                                    --         --          --
   Commercial                                                    134         13           5
   Installment and all other consumer loans                       18        142          35
---------------------------------------------------------------------------------------------
Total charge-offs                                                161        170          40
---------------------------------------------------------------------------------------------
Recoveries on previous loan losses:
   Commercial mortgage                                            --         --          --
   Residential mortgage                                           --         --          --
   Real estate construction                                       --         --          --
   Home equity                                                    --         --          --
   Commercial                                                     12          4          --
   Installment and all other consumer loans                       15         31          13
---------------------------------------------------------------------------------------------
Total recoveries                                                  27         35          13
---------------------------------------------------------------------------------------------
Net charge-offs                                                  134        135          27
Provision charged to operations                                  380        288         258
---------------------------------------------------------------------------------------------
Balance at end of period                                      $1,112      $ 866       $ 713
=============================================================================================
Net charge-offs as a percent of average loans                    .16%       .22%        .06%
Total allowance as a percent of loans
  outstanding at period end                                     1.21%      1.23%       1.31%

________________________________________________________________________________
10                                        Mid-Atlantic Community BankGroup, Inc.

For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors. Specific factors considered by management in determining the amounts charged to operations include internally generated loan review reports, previous loan loss experience with the borrower, the status of past due interest and principal payments on the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

The following table is a summary of average deposits and average rates paid.

Average Deposits and Average Rates Paid

                                                                     Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                 1996                        1995                      1994
                                         Average       Average      Average       Average      Average      Average
(Dollars in Thousands)                   Balance        Rate       Balance         Rate        Balance        Rate
--------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand deposits    $ 13,514          --       $10,132           --       $ 7,485           --
Interest bearing demand deposits          21,471        3.21        16,600         3.15%       18,373         3.19%
Savings deposits                          10,710        3.33         9,018         3.36         7,936         3.35
Time deposits                             57,115        5.78        45,302         5.81        26,735         4.74
--------------------------------------------------------------------------------------------------------------------
   Total (weighted average rate)        $102,810        4.23%      $81,052         4.27%      $60,529         3.50%

The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1996.

Maturities of Time Deposits of $100,000 and Over

(Dollars in Thousands)                                Amount       Percent
------------------------------------------------------------------------------
Three months or less                                $2,232           23.7%
Three to six months                                  1,057           11.2
Six to twelve months                                 2,996           31.8
Over twelve months                                   3,132           33.3
------------------------------------------------------------------------------
Total                                               $9,417          100.0%
==============================================================================

To the extent that deposits grow faster than loans, the Bank will use these excess funds for investment securities and other earning assets. Management will seek to control the growth of deposits in any new branches, as it does in its current operations, through interest rate management and marketing.

The following table shows the Bank's risk-based capital ratios and stockholders' equity to total assets at December 31, 1996 and 1995.

Analysis of Capital

                                        Regulatory Minimum       December 31,
-------------------------------------------------------------------------------
                                                               1996      1995
-------------------------------------------------------------------------------
[S] [C]
Capital Ratios:
Risk-based capital:
   Tier 1                                      4.00%          15.00%     18.28%
   Total                                       8.00           12.17      19.47
Leverage                                       4.00           11.41      12.79
Stockholders' equity to total assets            n/a           10.58      12.31

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             11

BALANCE SHEETS - FIVE YEARS
--------------------------------------------------------------------------------
As of December 31,


                                            1996                1995              1994             1993            1992
---------------------------------------------------------------------------------------------------------------------------
A S S E T S

CASH AND DUE FROM BANKS                  $  6,014,540      $  4,553,325       $ 2,829,322     $ 2,309,194      $ 2,212,677

INVESTMENT SECURITIES                      27,297,458        24,792,759        12,958,403      10,768,754        9,887,969

FEDERAL FUNDS SOLD                          5,363,865         4,678,330         7,266,290       3,465,000        3,000,000

LOANS (Net of allowance for loan losses)   90,978,452        69,556,325        53,604,188       39,570,897       23,337,046

PREMISES AND EQUIPMENT                      4,922,897         3,308,385         2,675,972       2,004,086        1,858,097

OTHER ASSETS                                1,856,961         1,424,685           997,423         673,990          479,262
---------------------------------------------------------------------------------------------------------------------------

       TOTAL ASSETS                      $136,434,173      $108,313,809       $80,331,598     $58,791,921      $40,775,051
===========================================================================================================================

L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

DEPOSITS:
   Demand                                $ 15,133,165      $ 14,333,604       $13,912,420     $ 6,041,383      $ 3,816,160
   NOW and money market                    25,967,974        17,605,457        18,433,465      15,581,305        5,402,656
   Savings                                 14,969,421         9,331,624         8,722,803       6,967,012        6,877,258
   Time, $100,000 and over                  9,416,511         8,798,436         5,042,663       3,001,061        2,132,273
   Other time                              54,998,270        44,045,617        25,413,080      20,339,167       16,283,165
---------------------------------------------------------------------------------------------------------------------------
       Total Deposits                    $120,485,341      $ 94,114,738       $71,524,431     $51,929,928      $34,511,512

OTHER BORROWED FUNDS                           43,406            55,322            66,617          77,325               --

OTHER LIABILITIES                           1,473,836           808,273           840,465         439,771          254,916
---------------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                 $122,002,583      $ 94,978,333       $72,431,513     $52,447,024      $34,766,428
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Capital stock - par value $5 per share:
     Issued and outstanding              $  4,721,665      $  4,721,665       $ 3,289,890     $ 2,913,140      $ 2,913,140
   Stock options                                7,380             7,380             7,380           7,380            7,380
   Class A warrants                                --                --            53,229          53,378           53,378
   Surplus                                  6,693,925         6,692,775         3,734,707       3,060,015        3,060,015
   Retained earnings (deficit)              3,170,029         1,724,690           962,367         310,984         ( 25,290)
   Unrealized gain (loss) on securities
     available for sale                      (161,409)          188,966          (147,488)             --               --
---------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS'
         EQUITY                          $ 14,431,590      $ 13,335,476       $ 7,900,085     $ 6,344,897      $ 6,008,623
---------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $136,434,173      $108,313,809       $80,331,598     $58,791,921      $40,775,051
===========================================================================================================================


________________________________________________________________________________
12                                        Mid-Atlantic Community BankGroup, Inc.

STATEMENTS OF INCOME - FIVE YEARS
--------------------------------------------------------------------------------
Years Ended December 31,

                                              1996              1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans              $ 8,689,054       $6,652,980        $4,785,973      $3,147,804       $2,297,831
   Interest on investment securities:
     Taxable                                 1,393,367        1,051,863           597,910         545,795          571,593
     Tax exempt                                340,031          141,497           122,458          69,120               --
   Interest on federal funds sold              230,862          377,327           144,420          65,981           60,144
---------------------------------------------------------------------------------------------------------------------------
       Total Interest Income               $10,653,314       $8,223,667        $5,650,761      $3,828,700       $2,929,568
   Interest on deposits                      4,359,461        3,468,896         2,120,123       1,623,518        1,539,861
---------------------------------------------------------------------------------------------------------------------------
       Net Interest Income                 $ 6,293,853       $4,754,771        $3,530,638      $2,205,182       $1,389,707
PROVISION FOR LOAN LOSSES                      380,000          288,000           257,500         255,000          121,700
---------------------------------------------------------------------------------------------------------------------------
       Net Interest Income After Provision
       For Loan Losses                     $ 5,913,853       $4,466,771        $3,273,138      $1,950,182       $1,268,007
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
   Service charges on deposit accounts     $   479,651       $  388,245        $  288,413      $  226,612       $  163,892
   Other service charges                        57,765           30,353            26,154           7,861           11,619
   Other                                        88,504           59,106            43,591          21,395           25,211
   Net investment security gains (losses)       (1,936)            (740)               --          33,760            1,620
---------------------------------------------------------------------------------------------------------------------------
                                           $   623,984       $  476,964        $  358,158      $  289,628       $  202,342
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES:
   Salaries and employee benefits          $ 2,153,570       $1,842,746        $1,304,361      $  980,147       $  623,923
   Occupancy                                   308,224          264,135           174,386         118,841           52,568
   Equipment                                   642,085          499,273           339,740         272,541          187,272
   Other                                     1,087,374          889,443           662,826         466,043          382,192
---------------------------------------------------------------------------------------------------------------------------
                                           $ 4,191,253       $3,495,597        $2,481,313      $1,837,572       $1,245,955
---------------------------------------------------------------------------------------------------------------------------

       Income Before Income Tax            $ 2,346,584       $1,448,138        $1,149,983      $  402,238       $  224,394
PROVISION FOR INCOME TAX                       812,650          424,989           397,850          65,964           12,123
---------------------------------------------------------------------------------------------------------------------------

       Net Income                          $ 1,533,934       $1,023,149        $  752,133      $  336,274       $  212,271
===========================================================================================================================

Net income per common share and
   common equivalent                              1.57             1.29              1.20             .57              .45
===========================================================================================================================

Weighted average shares outstanding            975,486          794,376           624,789         592,735          476,798
===========================================================================================================================

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             13

                             [LETTERHEAD]

INDEPENDENT AUDITORS' REPORT


Board of Directors
Mid-Atlantic Community BankGroup, Inc.
Gloucester, Virginia

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Community BankGroup, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Community BankGroup, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                /s/ Smith & Eggleston, P.C.

February 13, 1997


________________________________________________________________________________
14                                        Mid-Atlantic Community BankGroup, Inc.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1996 and 1995

                                                                        1996                     1995
---------------------------------------------------------------------------------------------------------
A S S E T S

CASH AND DUE FROM BANKS  (Note 15)                                  $  6,014,540           $  4,553,325

INVESTMENT SECURITIES  (Notes 1 & 2)                                  27,297,458             24,792,759

FEDERAL FUNDS SOLD                                                     5,363,865              4,678,330

LOANS:  (Net of allowance for loan losses of $1,111,607
   and $865,479 for 1996 and 1995, respectively) (Notes 1 & 3)        90,978,452             69,556,325

PREMISES AND EQUIPMENT  (Notes 1 & 7)                                  4,922,897              3,308,385

OTHER ASSETS  (Note 4)                                                 1,856,961              1,424,685
--------------------------------------------------------------------------------------------------------
       Total Assets                                                 $136,434,173           $108,313,809
=========================================================================================================

L I A B I L I T I E S   A N D   S T O C K H O L D E R S `   E Q U I T Y

DEPOSITS:
   Demand                                                           $ 15,133,165           $ 14,333,604
   NOW and money market                                               25,967,974             17,605,457
   Savings                                                            14,969,421              9,331,624
   Time, $100,000 and over                                             9,416,511              8,798,436
   Other time                                                         54,998,270             44,045,617
---------------------------------------------------------------------------------------------------------

       Total Deposits                                               $120,485,341           $ 94,114,738

OTHER BORROWED FUNDS  (Note 13)                                           43,406                 55,322
OTHER LIABILITIES  (Note 5)                                            1,473,836                808,273
---------------------------------------------------------------------------------------------------------

       Total Liabilities                                            $122,002,583           $ 94,978,333
---------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY:
   Common stock - par value $5 per share: (Notes 9 & 10)
     Issued and outstanding - 944,333                               $  4,721,665           $  4,721,665
   Stock options  (Note 10)                                                7,380                  7,380
   Surplus                                                             6,693,925              6,692,775
   Retained earnings                                                   3,170,029              1,872,178
   Unrealized gain (loss) on securities available for sale  (Note 2)    (161,409)                41,478
---------------------------------------------------------------------------------------------------------
       Total Stockholders' Equity                                   $ 14,431,590           $ 13,335,476
---------------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                   $136,434,173           $108,313,809
=========================================================================================================

See Notes To Consolidated Financial Statements

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             15

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Years Ended December 31,

                                                                 1996              1995                 1994
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                               $ 8,689,054          $6,652,980          $4,785,973
   Interest on investment securities:
     Taxable                                                  1,393,367           1,051,863             597,910
     Tax exempt                                                 340,031             141,497             122,458
   Interest on federal funds sold                               230,862             377,327             144,420
----------------------------------------------------------------------------------------------------------------
         Total Interest Income                              $10,653,314          $8,223,667          $5,650,761

   Interest on deposits                                       4,359,461           3,468,896           2,120,123
----------------------------------------------------------------------------------------------------------------

         Net Interest Income                                $ 6,293,853          $4,754,771          $3,530,638

PROVISION FOR LOAN LOSSES  (Notes 1 & 3)                        380,000             288,000             257,500
----------------------------------------------------------------------------------------------------------------

         Net Interest Income After
             Provision For Loan Losses                      $ 5,913,853          $4,466,771          $3,273,138
----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                      $   479,651          $  388,245          $  288,413
   Other service charges                                         57,765              30,353              26,154
   Other                                                         88,504              59,106              43,591
   Net investment securities gains (losses)                      (1,936)               (740)                 --
----------------------------------------------------------------------------------------------------------------
                                                            $   623,984          $  476,964          $  358,158
----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                           $ 2,153,570          $1,842,746          $1,304,361
   Occupancy                                                    308,224             264,135             174,386
   Equipment                                                    642,085             499,273             339,740
   Other                                                      1,087,374             889,443             662,826
----------------------------------------------------------------------------------------------------------------
                                                            $ 4,191,253          $3,495,597          $2,481,313
----------------------------------------------------------------------------------------------------------------

         Income Before Income Tax                           $ 2,346,584          $1,448,138          $1,149,983

PROVISION FOR INCOME TAX  (Notes 1 & 11)                        812,650             424,989             397,850
----------------------------------------------------------------------------------------------------------------
         Net Income                                         $ 1,533,934          $1,023,149          $  752,133
================================================================================================================
Net income per common share and
   common equivalent  (Note 1)                              $      1.57          $     1.29          $     1.20
================================================================================================================
Weighted average shares outstanding                             975,486             794,376             624,789
================================================================================================================

See Notes To Consolidated Financial Statements

________________________________________________________________________________
16                                        Mid-Atlantic Community BankGroup, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Years Ended December 31, 1996, 1995 and 1994


                                                                                                 Retained
                                    Common            Stock          Class A                     Earnings
                                     Stock           Options         Warrants     Surplus       (Deficit)         Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE-JANUARY 1, 1994           $2,913,140          $7,380        $ 53,378     $3,060,015      $  310,984     $ 6,344,897

   Sold 75,000 shares  (Note 9)      375,000              --              --        671,042              --       1,046,042
   Warrants exercised                  1,750              --            (149)         3,650              --           5,251
   Dividends declared                     --              --              --             --        (100,750)       (100,750)
   Net income                             --              --              --             --         752,133         752,133
   Unrealized loss on securities
     available for sale  (Note 2)         --              --              --             --        (147,488)       (147,488)
---------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1994         $3,289,890          $7,380        $ 53,229     $3,734,707      $  814,879     $ 7,900,085

   Sold 149,500 shares               747,500              --              --      1,514,401              --       2,261,901
   Sold 16,180 shares                 80,900              --              --        186,070              --         266,970
   Warrants exercised                603,375              --         (51,552)     1,256,072              --       1,807,895
   Warrants purchased                     --              --          (1,677)         1,525              --            (152)
   Dividends declared                     --              --              --             --        (113,338)       (113,338)
   Net income                             --              --              --             --       1,023,149       1,023,149
   Unrealized gain on securities
     available for sale  (Note 2)         --              --              --             --         188,966         188,966
---------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1995         $4,721,665          $7,380        $     --     $6,692,775      $1,913,656     $13,335,476

   Additional contributed capital         --              --              --          1,150              --           1,150
   Dividends declared                     --              --              --             --        (236,083)       (236,083)
   Net income                             --              --              --             --       1,533,934       1,533,934
   Unrealized loss on securities
     available for sale  (Note 2)         --              --              --             --        (202,887)       (202,887)
---------------------------------------------------------------------------------------------------------------------------
BALANCE-DECEMBER 31, 1996         $4,721,665          $7,380        $     --     $6,693,925      $3,008,620     $14,431,590
---------------------------------------------------------------------------------------------------------------------------

See Notes To Consolidated Financial Statements

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             17

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Years Ended December 31,

                                                                          1996                1995                1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  1,533,934      $  1,023,149        $    752,133

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                                            276,908           250,514             160,321
   Loss on disposal of equipment                                            19,438                --                  --
   Provision for loan losses                                               380,000           288,000             257,500
   Amortization of premium on investment securities                         63,419            62,246              30,946
   (Gain) loss on sale of investment securities                              1,936               740                  --
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Deferred income taxes                                              (104,518)           29,009            (100,401)
       Interest receivable                                                (205,125)         (308,139)           (143,247)
       Prepaid expenses                                                    (38,398)          (47,783)              6,554
       Other assets                                                        (84,235)         (136,769)            (41,191)
     Increase (decrease) in:
       Accrued interest on deposits                                         55,140           170,874              55,637
       Accrued income taxes                                                208,339          (245,570)            211,899
       Other liabilities                                                   279,321            (5,018)             67,360
--------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided By Operating Activities                    $  2,386,159      $  1,081,253        $  1,257,511
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                            $(21,802,127)     $(16,240,137)       $(14,290,791)
   Purchase of investment securities                                   (22,383,956)      (20,802,211)         (4,142,959)
   Proceeds from sales of investment securities                         19,611,015         9,093,835           1,698,898
   (Increase) decrease in federal funds sold - net                        (685,535)        2,587,960          (3,801,290)
   Purchase of premises and equipment                                   (1,910,858)         (846,507)           (801,377)
--------------------------------------------------------------------------------------------------------------------------

         Net Cash Used In Investing Activities                        $(27,171,461)     $(26,207,060)       $(21,337,519)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net                                         $ 26,370,603      $ 22,590,307        $ 19,594,503
   Dividends paid                                                         (113,320)          (65,816)            (34,952)
   Proceeds from issuance of stock - net                                        --         2,528,871           1,046,042
   Proceeds from exercise of warrants - net                                     --         1,807,743               5,251
   Curtailment of other borrowed funds                                     (11,916)          (11,295)            (10,708)
   Additional contributed capital                                            1,150                --                  --
--------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided By Financing Activities                    $ 26,246,517      $ 26,849,810        $ 20,600,136
--------------------------------------------------------------------------------------------------------------------------

         Net Increase In Cash and Due From Banks                      $  1,461,215      $  1,724,003        $    520,128

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                              4,553,325         2,829,322           2,309,194
--------------------------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS - END OF YEAR                                 $  6,014,540      $  4,553,325        $  2,829,322
==========================================================================================================================

See Notes To Consolidated Financial Statements

________________________________________________________________________________
18                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Mid-Atlantic Community BankGroup, Inc. is the parent of Peninsula Trust Bank, Inc., which provides general commercial banking services primarily within Gloucester, Charles City, Newport News and Williamsburg, Virginia and surrounding communities. It is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by regulatory authorities.

Principles of Consolidation

On August 15, 1996, Peninsula Trust Bank created Mid-Atlantic Community BankGroup, Inc., a bank holding company, and exchanged one share of the holding company stock for one share of Peninsula Trust Bank stock. The total number of $5 par value shares of holding company stock exchanged for the outstanding stock of the bank was 944,333. The transaction is accounted for at historical cost in a manner similar to that in pooling-of-interests accounting. As a result of this change in legal structure, the bank is now a wholly-owned subsidiary of the holding company. The holding company did not generate any revenues or incur any expenses prior to the consummation of the share exchange. The consolidated financial statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its wholly-owned subsidiary, Peninsula Trust Bank. All material intercompany transactions have been eliminated.

Before the creation of the holding company, the Bank had the following results of operations for the period January 1, 1996 through August 14, 1996:

Total interest income                                       $ 7,762,000
Total interest expense                                        3,172,000
------------------------------------------------------------------------
  Net Interest Income                                       $ 4,590,000
Allowance for loan losses                                       239,000
------------------------------------------------------------------------
  Net Interest Income after Allowance for Loan Losses       $ 4,351,000
Other income                                                    426,000
Other expenses                                               (3,034,000)
------------------------------------------------------------------------
                                                            $ 1,743,000
Provision for income taxes                                     (624,000)
------------------------------------------------------------------------
  Net Income                                                $ 1,119,000
========================================================================

Investment Securities

Investment debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Mortgage-backed securities that management has the ability and intent to hold to maturity are classified as held-to-maturity. Other mortgage-backed securities are classified as available-for-sale and are carried at fair value. Should any be sold, cost of securities sold is determined using the specific identification method.

Income Tax

Income tax is provided for the tax effects of transactions reported in the consolidated financial statements and consists of tax currently due plus deferred tax related primarily to differences between the basis of the allowance for loan losses, premises and equipment, and deferred loan fees for financial and income tax reporting. The deferred tax asset represents the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense is the tax payable or refundable for the year plus or minus the change for the year in deferred tax assets and liabilities.

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             19

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' abilities to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

Premises and Equipment

Premises and equipment is recorded at cost. Depreciation is based on estimated useful service lives and is computed on the straight-line method for reporting purposes. Computer software is amortized over 5 years.

Cash Flow Information

The statement of cash flows reconciles net income with the increase in cash and due from banks. The indirect method has been used. For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from depository institutions. The Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents.

Earnings Per Share

Net income per share is calculated on the basis of the weighted average number of shares outstanding. The Company's stock options outstanding are considered common stock equivalents and are included in the calculation of weighted average number of shares outstanding. The Company's Class A warrants were also considered common stock equivalents; however, the assumed exercise of these warrants was not included in earnings per share computations for 1994 and 1993 because the result would not have a dilutive effect. There were no Class A warrants outstanding as of December 31, 1995.

Loan Fees and Costs

Loan fees and certain direct loan origination costs of completed loans are deferred and recognized as an adjustment of the yields on related loans using the interest method over the lives of the loans.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to current presentations.

________________________________________________________________________________
20                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

NOTE 2:  INVESTMENT SECURITIES:

Securities available-for-sale at December 31, 1996 consist of the following:

                                                    Gross           Gross
                                  Amortized       Unrealized      Unrealized        Fair
                                    Cost            Gains           Losses          Value
-------------------------------------------------------------------------------------------
U. S. Treasury securities        $   534,510       $    --         $  4,510     $   530,000
U. S. Government and
   federal agencies               15,650,657        35,193          211,449      15,474,401
State and local governments        7,467,586        40,224           86,833       7,420,977
Mortgage-backed securities         3,195,614         1,652           20,648       3,176,618
-------------------------------------------------------------------------------------------
                                 $26,848,367       $77,069         $323,440     $26,601,996
Federal Reserve Bank stock           342,650            --               --         342,650
Marketable equity securities         351,000         1,812               --         352,812
-------------------------------------------------------------------------------------------
                                 $27,542,017       $78,881         $323,440     $27,297,458
===========================================================================================

Securities available-for-sale at December 31, 1995 consist of the following:

                                                    Gross           Gross
                                  Amortized      Unrealized      Unrealized        Fair
                                    Cost            Gains           Losses         Value
-------------------------------------------------------------------------------------------
U. S. Government and
   federal agencies             $12,967,341       $ 63,493          $16,509     $13,014,325
State and local governments       5,860,498         39,024           66,679       5,832,843
Mortgage-backed securities        5,613,024         47,100            3,583       5,656,541
-------------------------------------------------------------------------------------------
                                $24,440,863       $149,617          $86,771     $24,503,709
Federal Reserve Bank stock          289,050             --               --         289,050
-------------------------------------------------------------------------------------------
                                $24,729,913       $149,617          $86,771     $24,792,759
===========================================================================================


                                                               December 31,
                                                         -----------------------
                                                            1996          1995
--------------------------------------------------------------------------------
Unrealized gain (loss) on
   available-for-sale securities                          $(244,559)   $ 62,846
Deferred income tax on unrealized gain (loss)                83,150     (21,368)
--------------------------------------------------------------------------------
   Net increase (reduction) in stockholders' equity       $(161,409)   $ 41,478
================================================================================

U. S. Government and government backed obligations and state and municipal backed obligations with a carrying amount of $3,263,473 are pledged to secure municipality and treasury, tax and loan deposits as of December 31, 1996.

The schedule below reflects the maturities of investment securities at December 31, 1996. The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             21

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

                                                     Amortized          Fair
                                                        Cost            Value
-------------------------------------------------------------------------------
  Due in one year or less                           $ 1,526,236    $ 1,469,086
  Due after one year through five years               5,126,323      5,103,482
  Due after five years through ten years              9,893,301      9,842,746
  Due after ten years                                10,302,507     10,186,682
  Federal Reserve Bank stock                            342,650        342,650
  Marketable equity security                            351,000        352,812
-------------------------------------------------------------------------------

                                                    $27,542,017    $27,297,458
-------------------------------------------------------------------------------

NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows:

                                                    1996             1995
-------------------------------------------------------------------------------
Commercial loans                                  $56,251,276     $38,872,133
Consumer loans                                      1,884,672       3,777,954
Real estate loans                                  34,437,476      28,193,050
Deferred net loan fees                               (483,365)       (421,333)
-------------------------------------------------------------------------------
                                                  $92,090,059     $70,421,804
Allowance for loan losses                           1,111,607         865,479
-------------------------------------------------------------------------------
                                                  $90,978,452     $69,556,325
===============================================================================

Certain directors, officers and employees were indebted to the Company in the aggregate amount of $1,016,746 as of December 31, 1996. During the year ended December 31, 1996 new loans made to related parties totaled $917,976 and repayments totaled $327,303.

At December 31, 1996 and 1995, loans on which the accrual of interest had been discontinued totaled $190,000 and $137,000, respectively.

An analysis of the changes in the allowance for loan losses follows:

                                                          1996           1995
-------------------------------------------------------------------------------
Balance - beginning of year                           $  865,479    $  712,663
Additions:
   Provision charged to operations                       380,000       288,000
   Recoveries of loans charged off in prior years         27,476        34,140
-------------------------------------------------------------------------------
                                                      $1,272,955    $1,034,803
Deduction:
   Loans charged off                                     161,348       169,324
-------------------------------------------------------------------------------

Balance - end of year                                 $1,111,607    $  865,479
===============================================================================

________________________________________________________________________________
22                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

NOTE 4:  OTHER ASSETS:

Other assets consist of the following:
                                                        1996             1995
--------------------------------------------------------------------------------
Interest and fees receivable                        $1,017,109      $  811,984
Deferred income tax                                    412,652         308,134
Computer software - net of amortization                124,304         152,844
Prepaid expenses                                       162,150         123,752
Other                                                  140,746          27,971
--------------------------------------------------------------------------------
                                                    $1,856,961      $1,424,685
================================================================================


NOTE 5:  OTHER LIABILITIES:

Other liabilities consist of the following:
                                                        1996            1995
--------------------------------------------------------------------------------
Interest payable on deposits                        $  396,132      $  340,992
Accounts payable and accrued expenses                  190,361         140,619
Treasury, tax and loan                                 352,107         122,528
Dividends payable                                      236,083         113,320
Accrued income tax                                     299,153          90,814
--------------------------------------------------------------------------------
                                                    $1,473,836      $  808,273
================================================================================

NOTE 6:  OFF-BALANCE-SHEET ITEMS, COMMITMENTS
AND CONTINGENT LIABILITIES:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit, commercial letters of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, lines of credit, commercial letters of credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

At December 31, 1996, the Company had outstanding letters of credit totaling $2,049,866 and does not anticipate losses as a result of these transactions. The Company also had, at December 31, 1996, undisbursed funds under various lines of credit and loan commitments totaling $13,034,099.

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             23

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996


The Company leases its branch facility in Newport News, Virginia under a non-cancelable operating lease expiring October 31, 1998. Monthly lease payments total $2,898 and future minimum lease payments under the lease are as follows as of December 31, 1996:

                1997                         $34,779
                1998                         $28,983


NOTE 7:  PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31, 1996 and 1995 follows:

                                                    1996              1995
-----------------------------------------------------------------------------
Building and improvements                        $1,347,437       $1,329,520
Furniture and equipment                           1,269,370        1,246,464
Land                                              1,498,656          887,398
Land improvements                                   410,342          408,729
Construction in progress                          1,177,783           23,160
-----------------------------------------------------------------------------
                                                 $5,703,588       $3,895,271
   Accumulated depreciation                        (780,691)        (586,886)
-----------------------------------------------------------------------------
                                                 $4,922,897       $3,308,385
=============================================================================

NOTE 8:  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair values of financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Cash and Due from Banks

The carrying amounts reported in the consolidated financial statements for cash and due from banks approximate those assets' fair values.

Investment Securities

Fair values for investment securities, including mortgage-backed securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Deposits

The fair values disclosed for demand deposits (for example, checking accounts, savings accounts and money market deposits) are equal to the amount payable on demand at the reporting date. The carrying amount of accrued interest payable approximates fair value.

Other Borrowed Funds

The carrying amounts of other borrowed funds approximates their fair values.

Other Liabilities

Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The fair values of loans and time deposits are not presented herein, as it is not practicable to estimate the fair value without incurring excessive costs.


________________________________________________________________________________
24                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

NOTE 9:  COMMON STOCK AND CLASS A WARRANTS:

During 1994, the Company sold 75,000 shares of its common stock at $14.50 per share. As a result of this sale, equity was increased by $1,046,897, which was net of issuance costs of $41,458.

The Company sold 149,500 shares of its common stock at a price of $16.50 per share pursuant to an offering agreement dated April 21, 1995. The Company also sold 16,180 shares of its common stock at a price of $16.50 per share pursuant to a private placement offering in June, 1995. The related increase in equity of $2,528,871 was net of issuance costs totaling $204,849.

During 1992, the bank sold 2,500 units, each of which was comprised of 100 shares of common stock, $5.00 par value, and 100 redeemable Class A warrants. Each Class A warrant entitled the holder thereof to purchase one-half of one share of common stock at an exercise price of $7.50. Seven hundred warrants were exercised during 1994 and 241,350 were exercised during 1995. The Company purchased 7,850 warrants that were not exercised for $78 and there were no warrants outstanding at December 31, 1995. The increase in equity related to the 1995 warrant transactions of $1,807,743 was net of issuance costs totaling $2,304.

NOTE 10:  EMPLOYMENT AGREEMENTS AND STOCK OPTION PLANS:

The Company has entered into employment agreements with certain of its executives. The agreements provide for severance benefits payable to the executives upon termination of employment following a change of control in the bank. If certain requirements are met, the aggregate maximum benefits payable will be $373,725.

The Company adopted an employee incentive stock option plan and a nonemployee directors' stock option plan. The employee incentive stock option plan provides for granting options to allow key employees to purchase the Company's common stock. The stock options give the holder the right, over a ten-year period, to acquire the Company's common stock. Future options, when granted under this plan, will have an exercise price equal to the greater of the stock's fair market value or 100% of the book value per share of the Company's common stock at the date of the grant. The Company has reserved up to a maximum of 50,000 shares of unissued common stock for issuance under the employee incentive stock option plan. A summary of options granted through December 31, 1996 follows:

                                        Number of         Exercise
              Date Granted               Options            Price
             -------------------------------------------------------
                  1990                     4,000            $10.00
                  1991                    10,000            $11.25
                  1995                    21,000            $16.00
                  1995                     1,000            $16.50
                  1996                     2,500            $22.50

The nonemployee directors' stock option plan allowed the directors to purchase options during August, 1990. A total of 29,522 were sold at a price of $.25. Each option entitles the owner thereof to purchase one share of common stock for $9.75.

The Company adopted a management incentive bonus plan designed to reward its tier one executive officers for the achievement of certain Company goals regarding its return on average total assets, capital and loan loss reserve. Bonuses under this plan totaled $48,060 and $36,464 for 1996 and 1995, respectively.

NOTE 11:  INCOME TAX:

The provision for income tax consists of the following:

                                     1996         1995          1994
------------------------------------------------------------------------
Current                           $787,619     $493,326      $ 498,251
Deferred                            25,031      (68,337)      (100,401)
------------------------------------------------------------------------
                                  $812,650     $424,989      $ 397,850
========================================================================

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             25

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

The following reconciles income tax reported in the consolidated financial statements to tax that would be obtained by applying regular tax rates to net income before income tax.

                                            1996          1995         1994
------------------------------------------------------------------------------
Income tax at statutory rate              $ 797,839    $ 492,367    $390,994
Increase (decrease) resulting from:
   Tax exempt income                       (115,611)     (48,110)    (36,229)
   Other                                    130,422      (19,268)     43,085
------------------------------------------------------------------------------
Provision for Income Tax                  $ 812,650    $ 424,989    $397,850
==============================================================================

Deferred tax liabilities have been provided for taxable temporary differences related to fixed assets. Deferred tax assets have been provided for deductible temporary differences related to the allowance for loan losses, available-for-sale investments, and capitalized loan fees. The net deferred tax assets in the accompanying statements of financial condition include the following components:

                                        1996                         1995
---------------------------------------------------------------------------
  Deferred tax assets                 $495,489                   $407,551
  Deferred tax liabilities             (82,820)                   (99,417)
---------------------------------------------------------------------------
                                      $412,669                   $308,134
===========================================================================

NOTE 12: OTHER INFORMATION:

The principal components of "Salaries and employee benefits", "Occupancy", "Equipment" and "Other noninterest expense" are as follows:

                                                         1996             1995                 1994
---------------------------------------------------------------------------------------------------------
Salaries and employee benefits:
   Salaries and wages                                $1,828,575        $1,555,258             $1,104,310
   Fringe benefits                                      324,995           287,488                200,051
---------------------------------------------------------------------------------------------------------
                                                     $2,153,570        $1,842,746             $1,304,361
=========================================================================================================
Occupancy (includes no items in excess
  of 1% of total revenue)                            $  308,224        $  264,135             $  174,386
=========================================================================================================
Equipment:
   Depreciation                                      $  275,665        $  203,043             $  132,249
   Computer equipment rental                             33,943            35,315                 23,240
   Data processing                                      239,788           177,363                135,626
   Other (includes no items in excess
     of 1% of total revenue)                             92,689            83,552                 48,625
---------------------------------------------------------------------------------------------------------
                                                     $  642,085        $  499,273             $  339,740
=========================================================================================================
Other noninterest expense:
   Postage and freight                               $  107,961        $   81,569             $   87,410
   Advertising and public relations                     152,315           158,230                100,532
   Insurance                                             37,541            31,646                 29,985
   Stationery and supplies                              179,062           160,022                 66,603
   FDIC assessment                                        2,000            79,972                121,440
   Other (includes no items in excess
     of 1% of total revenue)                            608,495           378,004                256,856
---------------------------------------------------------------------------------------------------------
                                                     $1,087,374        $  889,443             $  662,826
=========================================================================================================

________________________________________________________________________________
26                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1996

NOTE 13:  OTHER BORROWED FUNDS:

During 1993, in a noncash transaction, the Company executed a deed of trust note as payment for the purchase of land which cost $85,000 adjacent to its Williamsburg, Virginia office. The mortgage provides for monthly payments of $1,214 for 84 months and includes 5.32% interest. The purchased land secures this debt.

Maturities of this long-term debt are as follows:

                  1997                            $12,563
                  1998                             13,247
                  1999                             13,969
                  2000                              3,627
                  ---------------------------------------
                                                  $43,406
                  =======================================


NOTE 14:  SUPPLEMENTARY CASH FLOW INFORMATION:

Additional cash flow information follows:


                                                  1996          1995           1994
---------------------------------------------------------------------------------------
Cash paid during the year for interest        $4,304,321    $3,298,022     $2,064,486
---------------------------------------------------------------------------------------

Cash paid during the year for income tax      $  604,311    $  738,896     $  286,352
---------------------------------------------------------------------------------------

NOTE 15:  CONCENTRATION OF CREDIT RISK:

The Company maintains a deposit relationship with several financial institutions, all of which are insured by the FDIC. As of December 31, 1996, deposits with these banks in excess of federal deposit insurance coverage totaled $4,374,427.

NOTE 16:  PROFIT SHARING PLAN:

The Company maintains a qualified profit sharing plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The plan is available to substantially all employees and the Company makes discretionary matching contributions. During 1995, the plan's first year, the Company matched 100% of elected deferrals for up to 5% of covered compensation during the first 90 days of the plan. For the balance of 1995 and 1996, the Company matched 25% of up to 5% of elected deferrals. The Company's contributions for 1996 and 1995 totaled $15,051 and $22,027, respectively. The plan may be amended or terminated at any time by the board of directors and its contributions to the plan are included in salaries and employee benefits.

NOTE 17:  DISCLAIMER:

This financial information has not been reviewed, or confirmed for accuracy or relevance, by the Federal Reserve System.

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             27

MID-ATLANTIC COMMUNITY BANKGROUP BOARD OF DIRECTORS*
--------------------------------------------------------------------------------

Joseph A. Lombard, Jr., DDS -- Chairman
Owner
Lombard, Luckam & Smith

Charles F. Bristow
Farmer & Hauling

John R. Curtis
Retired Regional Director
FDIC

Charles F. Dawson
Partner
Bay Design Group, PC

William J. Farinholt
President & CEO
Mid-Atlantic Community BankGroup, Inc.

William D. Fary
Owner
Bill Fary Ford, Inc.

Robert D. Foster
President
Tre-Suz-Ann Development
Foster Management Company
Vice President, Foster Realty

Harry M. Healy
Retired President
Bailey Amusement Company

Jeanne P. Hockaday
President
Coldwell Banker
Virginia Country Real Estate

George A. Marston, Jr.
Retired Owner
Oakland Farm

Hersey M. Mason, Jr.
President & CEO
Mason Realty, Inc.

Henry C. Rowe, MD
Medical Director
Riverside Hayes Medical Center

Kenneth E. Smith
Executive Vice President
Chief Financial Officer
Mid-Atlantic Community BankGroup, Inc.

Thomas Z. Wilke
Agent
State Farm Insurance

* The Company's Board of Directors are currently serving as Directors of Peninsula Trust Bank, and will continue to serve in that capacity.



PENINSULA TRUST BANK OFFICERS
--------------------------------------------------------------------------------

William J. Farinholt
President
Chief Executive Officer

Kenneth E. Smith
Executive Vice President
Chief Financial Officer

Kathleen C. Healy**
Vice President
Chief Accounting Officer and
Corporate Secretary

GLOUCESTER OFFICE
Linda H. Healy
Loan Administration Officer

Stephanie F. Hunt
Vice President

Michael O. Martin
Loan Officer

Charles W. Sutton
Vice President

WILLIAMSBURG OFFICE
Lee P. Koob
Vice President/Branch Manager

Margaret V. Salyer
Assistant Vice President
Assistant Branch Manager

CHARLES CITY OFFICE
G. Henry Haupt, Jr.
Vice President/Branch Manager

Carolyn D. Copland
Assistant Branch Manager

Jeffrey A. Hayes
Assistant Vice President

NEWPORT NEWS OFFICE
Robert L. Bailey
Vice President, Southern Region

Mary E. Kenerley
Asst. Vice President/Branch Manager

GLENNS OFFICE
Connie S. Birdsall
Branch Manager

T. Brian Hudgins
Assistant Branch Manager
Head Teller

ADMINISTRATIVE OFFICE
Pamela T. Ailsworth
Internal Auditor

Michelle D. Ammons
Assistant Vice President
Human Resources Officer

Anita H. Foster
Assistant Vice President
Operations Officer

Diana K. Giles
Vice President
MIS Officer

R. Randall Gilliam
Assistant Vice President
Compliance Officer

Bonnie P. Robbins
Branch Administration Officer

Martha W. Soles
Assistant Vice President

** Ms. Healy also holds these same positions with Mid-Atlantic Community BankGroup, Inc.

________________________________________________________________________________
30                                        Mid-Atlantic Community BankGroup, Inc.

PENINSULA TRUST BANK EMPLOYEES
--------------------------------------------------------------------------------

             Jeanie Lynn Strang                        Judith P. Adkins
          Head Teller - Gloucester                Head Teller - Charles City

             Sarah K. Scheumann                           Edith Moore
         Head Teller - Williamsburg               Head Teller - Newport News

                                   T. Brian Hudgins
                                 Head Teller - Glenns

Gloucester Employees

April M. Barrack
Valerie L. Beck
Michelle R. Bell
Joyce S. Blymyer
Rebecca L. Cahoon
Ilonka G. D'Azevedo
Jennifer H. Doss
Cynthia S. Dunn
Angie E. Dunston
Judy D. Gaskins
Sandra R. Gray
Linda B. Hammock
Sean G. Hollum
Shari C. Jarvis
Amy L. Lawrence
April N. Mason
Donna Kay Mattox
Carole C. Murray
Heather L. Parry
Paula G. Shortt
Theresa D. Townsend
Brenda K. VanGieson
Shannon M. Washington
Vicki D. Williams

Williamsburg Employees

Emma M. Apolonio
Regina L. Asby
Maria J. Boyer
Ann Renee Brime
Jean H. Camacho
Maria L. Dasilva
Wendy D. Kurnas
Catherine Q. Williams

Charles City Employees

Eunice D. Adkins
Charlene M. Cline
Barbara C. Crawley
Jeannine Nicole Jones
Kenyatta C. Jones
Sarah A. Perry
Cheryl C. Scott
Benjamin Alexander Tyler

Newport News Employees

Mary Irene Blake
Karen W. Forrest
Patricia S. Goslee
Kimberly A. Mann
Ruth Ann O'Dell
Stephanie A. Walter
Korie R. Watson

Glenns Employees

R. Michele Bohannon
Stacy M. Brooks
Sharon J. Heaton
Elizabeth C. Jackson
Pamela N. Leigh
Tammy L. Martin
Marie H. Norman
Dianne C. Robbins
Sherry L. Thrift

Administrative Employees

D. Jeanne F. Burton
Thayer E. Coven
Joan L. Crockett
Samantha L. Endicott
Melanie S. Hamilton
Christina H. Jessie
Rose T. Matney
Leah J. Metts
Amy E. Mitchem
Phyllis C. Noland
Elizabeth H. Rainier
Christophor P. Rowe
Jan M. Satterfield
Sherri V. Schenkelberg
Julie C. Soles
Carolyn A. Wilkerson

________________________________________________________________________________
1996 Annual Report and Form 10KSB                                             31

PENINSULA TRUST BANK LOCAL COMMUNITY BOARD WILLIAMSBURG
--------------------------------------------------------------------------------

Lawrence G. Fowler -- Chairman
Retired Banker

James H. Bennett
Construction Manager
Governor's Land Mngmt Co, Inc.

Hugh W. Dear
President
Hugh W. Dear & Assoc., Inc.

Gregory H. Granger
Paralegal
Chicago Title Insurance Co.

C. Allen Haden
Agent
Allstate Insurance

Jerry B. Hedgepeth
Retired
Builder

Jack P. Kirtland
Retired
Investor

John P. Lowenhaupt
Partner
Rauch, Witt & Company

David A. Nice
President
David A. Nice Builders, Inc.

Sidney E. Sheldon
President
Sheldon Wood Products, Inc.

Stuart D. Spirn
Attorney-at-Law
Spirn, Tarley & Associates

Nancy S. Walker
Office Manager
Dr. David G. Walker

(Ms.) Randy Smith
Vice President
McCardle Realty, Inc.


PENINSULA TRUST BANK LOCAL COMMUNITY BOARD CHARLES CITY
--------------------------------------------------------------------------------

Audrey Holmes -- Chairman
Attorney-at-Law

David Adams
President
Adams Feed & Seed

Byron M. Adkins, Sr.
Director of Social Services
Charles City County

B. Randolph Boyd
Commonwealth Attorney/Partner
Charles City County
Randolph Boyd,Sherry & Vaughan

John W. Canaday
Retired
J. W. Canaday Trucking, Inc.

John A. Copland
Self Employed
Farmer

Preston B. Cotman
Treasurer
J. T. Cotman & Sons Logging

Thomas C. Evelyn
President
Charles City Forest Products

Linwood Johnson
Owner
Johnson's Logging

Thomas R. Williams
Clerk of Court
Charles City County


PENINSULA TRUST BANK LOCAL COMMUNITY BOARD SOUTHERN REGION
--------------------------------------------------------------------------------

Thomas R. Tucker -- Chairman
President
First Financial Consulting Corp.

Robert L. Bailey
Regional Executive
Peninsula Trust Bank, Inc.

Stephen P. Bolduc, MD
Pediatrician
Tidewater Physician Multi-Specialty Group

Jon D. Coenen, Jr.
Vice President
Coenen & Associates

C. Richard Dobson
President & CEO
C. Richard Dobson Builders

J. Morris Johnson
President
Johnson Mortgage Company

Svein J. Lassen
Attorney/Shareholder
Jones, Blechman, Woltz & Kelly

Frederick B. Malvin
CPA/Partner
Malvin, Riggins & Co., P.C.

Gary Minter
President
Coliseum Lincoln Mercury

Gina Fitzhugh Wilson
Owner/Principal Broker
Fitzhugh-Wilson Real Estate

McKinley L. Price, DDS
Dentist
McKinley L. Price, DDS P.C.

________________________________________________________________________________
32                                        Mid-Atlantic Community BankGroup, Inc.

GENERAL INFORMATION
--------------------------------------------------------------------------------

Mid-Atlantic Community BankGroup, Inc.

Corporate Headquarters
7171 George Washington Memorial Highway
P. O. Box 1310
Gloucester, Virginia 23061-1310


Peninsula Trust Bank, Inc.

Main Office
7171 George Washington Memorial Highway
P. O. Box 1310
Gloucester, Virginia 23061-1310

Operations Center
14833 George Washington Memorial Highway
P. O. Box 416
Glenns, Virginia  23149


Branch Office Locations

1031 Richmond Road
Williamsburg, Virginia  23185

10000 Courthouse Road
Charles City, Virginia  23030

832 Newport Square Shopping Center
Newport News, Virginia  23601-1308

14833 George Washington Memorial Highway
Glenns, Virginia  23149


Annual Meeting

The 1997 Annual Meeting of Shareholders will be held at 7:00 p.m. on Tuesday, April 22, 1997 at the Abingdon Ruritan Building on Guinea Road, Bena, Gloucester County, Virginia.


Common Stock

Mid-Atlantic Community BankGroup's common stock is traded on the Nasdaq SmallCap Market under the symbol MABG.


Financial Information

To obtain financial information on Mid-Atlantic Community BankGroup, contact Kenneth E. Smith, Executive Vice President at the Main Office, (804)693-0628.


Corporate Publications

Mid-Atlantic Community BankGroup's Annual Report and Form 10-KSB, Quarterly Reports and other corporate publications are available on request by writing or calling Kathleen Healy, Vice President, at the Glenns Office, (804)693-0628 or
(804)694-0024 ext. 409.


Shareholder Information

If you have questions about a specific stock ownership account, write or call Elizabeth H. Rainier at the Operations Center in Glenns. The Bank serves as the Company's transfer agent. Transfer information may be directed to Elizabeth H. Rainier at the Operations Center in Glenns, (804)693-0628 or (804)694-0024, ext. 416.

                                     [SEAL]

               Mid-Atlantic Community BankGroup's sole subsidiary,
            Peninsula Trust Bank, received in December 1996, for the
                    twenty second (22nd) consecutive quarter,
        an award for safety and soundness. Bauer Financial Reports, Inc., an independent research firm in Florida, gave Peninsula Trust Bank its
           Top Five Star Rating, identifying us as one of the safest, most credit-worthy banks in the United States.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Mid-Atlantic Community BankGroup, Inc.
                                         --------------------------------------
                                         (Registrant)


                                         /s/ W. J. Farinholt  3/24/97
                                         ----------------------------
                                         W. J. Farinholt / Date
                                         President/CEO


/s/ Kathleen C. Healy  3/24/97                   /s/ Kenneth E. Smith  3/24/97
------------------------------                   -----------------------------
Kathleen C. Healy / Date                         Kenneth E. Smith / Date
Vice President                                   Executive Vice President &
Chief Accounting Officer                         Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph A. Lombard, Jr. 3/24/97               /s/ W. J. Farinholt  3/24/97
------------------------------                   -----------------------------
Joseph A. Lombard, Jr. / Date                    W. J. Farinholt / Date
Chairman Of The Board                            President, CEO, Director


/s/ William D. Fary  3/24/97                     /s/ Charles F. Dawson  3/24/97
------------------------------                   -----------------------------
William D. Fary / Date                           Charles F. Dawson / Date
Director                                         Director


/s/ Robert D. Foster  3/24/97                    /s/ Harry M. Healy  3/24/97
------------------------------                   -----------------------------
Robert D. Foster / Date                          Harry M. Healy / Date
Director                                         Director


/s/ Thomas Z. Wilke  3/24/97                     /s/ Kenneth E. Smith  3/24/97
------------------------------                   -----------------------------
Thomas Z. Wilke / Date                           Kenneth E. Smith / Date
Director                                         Exec. Vice President, Director

                             EXHIBIT INDEX

Exhibit No.                             Document
----------                              --------
3(i) Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 8-A, filed August 30, 1996.

3(ii) Bylaws, incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 8-A, filed August 30, 1996.

21            Subsidiaries of the Registrant*

27            Financial Data Schedule* (filed electronically only)
---------------------
*  Filed herewith