Form 10QSB
period 1997-03-31
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1997-05-15
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285


                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             VIRGINIA                                  54-1809409
-------------------------------------   ---------------------------------------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


                        7171 George Washington Mem. Hwy.
                           Gloucester, Virginia 23061
                    -----------------------------------------
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
   -------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



   -------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_. No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997.


                       Common stock, $5 par value--944,333

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                               Page No.

Part I.   Financial Information

          Item 1.  Financial Statements                                       3
                   Consolidated Balance Sheets--
                     March 31, 1997 and December 31, 1996

                   Consolidated Statements of Income--                        4
                     Three months ended March 31, 1997 and 1996

                   Consolidated Statements of Stockholders Equity--           5
                     Three months ended March 31, 1997 and 1996

                   Consolidated Statements of Cash Flows--                    6
                     Three months ended March 31, 1997 and 1996

                   Notes to Consolidated Financial Statements             7 - 9

                   Supplemental Financial Data (Tables I - III)         10 - 12

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                13 - 15

Part II.  Other Information:                                            16 - 18

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

Item 1. FINANCIAL INFORMATION

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                March 31,          December 31,
ASSETS:                                            1997               1996
                                              ----------------     ------------

    Cash and due from bank                      $   4,488             $   6,015
    Securities Available for Sale                  27,771                27,297
     (Amortized Cost $28,294 in 1997
     and $27,542 in 1996)
    Federal Funds Sold                              4,423                 5,364

    Loans, Net of Unearned Income of               93,886                90,978
     $493 in 1997, $483 in 1996 and
     Allowance for Loan Losses of $1,196
     in 1997 and $1,112 in 1996
    Premises and equipment                          5,622                 4,923
    Other assets                                    2,208                 1,857
                                                ---------             ---------
          TOTAL ASSETS                          $ 138,398             $ 136,434
                                                =========             =========

LIABILITIES:
Deposits
    Demand                                      $  17,062             $  15,133
    Interest-bearing Demand                        21,377                25,968
    Savings                                        15,509                14,969
    Large Denomination Certificates
     of Deposit                                    11,099                 9,417
    Other Time                                     57,535                54,998
                                                ---------             ---------
       TOTAL DEPOSITS                             122,582               120,485
    Short-term Debt                                   329                   352
    Long-term Debt                                     40                    43
    Other Liabilities                                 783                 1,122
                                                ---------             ---------
          TOTAL LIABILITIES                       123,734               122,002
                                                ---------             ---------

SHAREHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 944,333
     Shares Issued in 1997 and 1996                 4,722                 4,722
    Surplus                                         6,701                 6,701
    Undivided Profits                               3,585                 3,170
    Net Unrealized Gain (Loss) on
     Available for Sale Securities                  (344)                 (161)
                                                ---------             ---------
          TOTAL STOCKHOLDERS' EQUITY               14,664                14,432
                                                ---------             ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $ 138,398             $ 136,434
                                                =========             =========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         3 Months Ended
                                                             March 31
                                                         1997       1996
                                                         ----       ----

INTEREST INCOME:
Loans and Fees                                         $  2413    $  1982
Federal Funds Sold                                          36         41
Securities Held for Sale                                   510        393
                                                       -------    -------
   Total Interest Income                                  2959       2416

INTEREST EXPENSE:
Demand Deposits                                            191        138
Savings Deposits                                           105         79
Large Denomination Certificates
   of Deposit                                              134        122
Other Time Deposits                                        770        655
Short-term Debt                                              2          2
Long-term Debt                                               1          1
                                                       -------    -------
   Total Interest Expense                                 1203        997
                                                       -------    -------
   Net Interest Income                                    1756       1419

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                            93         77
                                                       -------    -------
   Net Interest Income After
   Addition to Allowance for Loan
   and Lease Losses                                       1663       1342

OTHER INCOME:
Service Chgs on Deposit Accts                              147        106
Other Service Charges & Fees                                45         36
Securities Gains (Losses)                                    1          6
                                                       -------    -------
   Total Other Income                                      193        148
OTHER EXPENSES:
Salaries & Employee Benefits                               665        516
Occupancy Expenses                                          40         33
Furniture & Equipment Expenses                             166        125
Other Operating Expenses                                   390        286
                                                       -------    -------
   Total Other Expenses                                   1261        960
                                                       -------    -------
Income Before Income Taxes                                 595        530
Applicable Income Taxes                                    180        185
                                                       -------    -------
   Net Income                                          $   415    $   345
                                                       =======    =======

   NET INCOME PER SHARE                                    .42        .35
                                                       =======    =======

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                         Three Months Ended
                                                               March 31,

                                                         1997            1996
                                                         ----            ----

Balance at Beginning of Year                         $  14,431        $  13,335
  Net Income                                               415              345
  Exercise of warrants                                      --               --
  Sale of stock                                             --               --
  Net change in unrealized gain (loss) on securities
  available for sale                                     (182)            (149)
                                                     ---------        ---------
Balance at End of Period                             $  14,664        $  13,531
                                                     =========        =========











Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                  Three Months Ended
                                                                        March 31,

                                                                   1997           1996
                                                                   -----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $       415   $       345
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                        88            73
     Provision for loan losses                                           93            77
     Gain (loss) on sale of investment securities                       (1)           (6)
     Changes in operating assets and liabilities:
       (Increase) in other assets                                     (268)         (236)
       Increase (decrease) in other liabilities                       (362)           278
                                                                -----------   -----------

          Net Cash Provided By (Used In) Operating Activities   ($      35)   $       531
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                      ($   3,001)   ($   5,281)
   Purchase of investment securities                                (2,343)       (4,525)
   Proceeds from sales of investment securities                       1,593         8,376
   (Increase) decrease in federal funds sold - net                      941         1,102
   Purchase of premises and equipment                                 (776)          (52)
                                                                -----------   -----------

          Net Cash (Used In) Investing Activities               ($   3,586)   ($     380)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in deposits - net                        $     2,097   $     (775)
   Curtailment of other borrowed funds                                  (3)           (3)
                                                                -----------   -----------

            Net Cash Provided By Financing Activities           $     2,094   $     (778)
                                                                -----------   -----------

            Net Increase (Decrease) In Cash and Due From Banks      (1,527)         (627)

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                         6,015         4,580
                                                                -----------   -----------

CASH AND DUE FROM BANKS - END OF PERIOD                         $     4,488   $     3,953
                                                                ===========   ===========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its affiliate, Peninsula Trust Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                       March 31, 1997
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  634            --             13         621
US Government Agencies and Corporations              16,878             3            389      16,492
Obligations of States and Political Subdivisions      7,308            29             99       7,238
Mortgage-backed Securities                            3,125            --             53       3,072
Federal Reserve Bank Stock                              343            --             --         343
                                                 ----------      --------       --------   ---------
                                                 $   28,288      $     32       $    554   $  27,766
                                                 ==========      ========       ========   =========

                                                                 December 31, 1996
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  534            --              4         530
US Government Agencies and Corporations              15,650            35            211      15,474
Obligations of States & Political Subdivisions        7,468            40             87       7,421
Mortgage-backed Securities                            3,196             2             21       3,177
Federal Reserve Bank Stock                              343            --             --         343
Marketable Equity Securities                            351             2          --            353
                                                 ----------        ------         ------   ---------
                                                 $   27,542        $   79         $  323   $  27,298
                                                 ==========        ======         ======   =========


                                                    Three Months Ended
                                                         March 31,
                                                   1997            1996
                                                   ----            ----
                                                (In Thousands of Dollars)

Gross proceeds from sales of securities             1,593             8,376
                                                 ========       ===========
Gross Gains on Sale of Securities                       1                20
Gross Losses on Sale of Securities                     --              (10)
                                                 --------       -----------
 Net Securities Losses                                  1                10
                                                =========       ===========

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Loans
    The following is a summary of loans outstanding at the end of the periods indicated:

                                                  March 31,        December 31,
                                                   1997                 1996
                                                   ----                 ----
                                                     (In Thousands of Dollars)

Commercial Mortgage                                 20,267               19,622
Residential Mortgage                                26,008               25,056
Home Equity                                         10,057                9,318
Construction                                         6,453                6,915
Commercial                                          10,535               10,292
Installment                                         21,797               20,848
All Other                                              458                  522
                                                ----------          -----------
                                                    95,575               92,573
Less Unearned Income                                   493                  483
                                                ----------          -----------
                                                    95,082               92,090
Less Allowance for Loan and Lease Losses             1,196                1,112
                                                ----------          -----------
                                                $   93,886          $    90,978
                                                ==========          ===========

The following schedule summarizes the changes in the allowance for loan and lease losses:


                                                 Three Months        Three Months
                                                   Ending               Ending
                                                   March 31,           March 31,       December 31,
                                                    1997                  1996               1996
                                                 ----------            ---------          ---------
                                                                (In Thousands of Dollars)
Balance, Beginning                                    1,112                  865                 865
Provision Charged Against Income                         93                   77                 380
Recoveries                                                7                    8                  28
Loans Charged Off                                      (16)                 (13)               (161)
                                                    -------             --------           ---------
Balance, Ending                                  $    1,196             $    937           $   1,112
                                                 ==========             ========           =========

Nonperforming assets consist of the following:

                                               March 31,         December 31,
                                                 1997                 1996
                                                 ----                 ----
                                                  (In Thousands of Dollars)

Nonaccrual Loans                                $    498              $   190
Restructured Loans                                    --                  ---
                                                --------              -------
Nonperforming Loans                                  498                  190
Foreclosed Properties                                 31                  ---
                                                --------              -------
Nonperforming Assets                            $    529              $   190
                                                ========              =======

Total loans past due 90 days or more and still accruing were $56 on March 31, 1997 and $88 on December 31, 1996.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.  Short-term Debt

        Short-term debt consists of the following:
                                                      March 31,     December 31,
                                                        1997           1996
                                                        ----           ----
                                                      (In Thousands of Dollars)

       Treasury, Tax and Loan Note Option              $   329        $   352
                                                       -------        -------
       Total Short-term Debt                           $   329        $   352
                                                       =======        =======

5.  Earnings Per Share

        Earnings per share are computed on the weighted average common shares outstanding of 977,311 and 973,064 for the three months ended March 31, 1997 and 1996, respectively.

6.  Capital Requirements

        A comparison of the Company's capital as of March 31, 1997 with the minimum requirements is presented below:

                                                           Minimum
                                        Actual           Requirements
                                        ------           ------------
Tier I Risk-based Capital               15.10 %              4.00  %
Total Risk-based Capital                16.30 %              8.00  %
Leverage Ratio                          11.21 %              4.00  %

                                                                         TABLE I

Consolidated Selected Financial Data
(Amounts in thousands, except per share data)


                                                                         1997
                                             ----------------------------------------------------------
                                                                                                  First
                                                                                                 Quarter
Interest Income                                                                             $     2,959
Interest Expense                                                                                  1,203
Net Interest Income                                                                               1,756
Provision for Loan Losses                                                                            93
Net Income                                                                                          415
Per Share Data:
 Net Income                                                                                         .42
 Cash Dividends Paid                                                                                .25
Total Average Stockholders' Equity                                                           $   14,821
Total Average Assets                                                                         $  134,141

Ratios:
 Average Stockholders' Equity to
  to Total Average Assets                                                                        11.05%
 Return on Average Equity                                                                        11.20%
 Return on Average Assets                                                                         1.24%


                                                                         1996
                                             ----------------------------------------------------------
                                                Fourth          Third         Second            First
                                                Quarter        Quarter        Quarter           Quarter
                                                -------        -------        -------           -------

Interest Income                              $    2,891        $   2,778     $   2,568        $   2,416
Interest Expense                                  1,186            1,123         1,053              997
Net Interest Income                               1,705            1,655         1,515            1,419
Provision for Loan Losses                           141               81            81               77
Net Income                                          413              404           371              346
Per Share Data:
 Net Income                                        0.43             0.41          0.38             0.35
 Cash Dividends Paid                                 --               --            --             0.12
Total Average Stockholders' Equity            $  14,644        $  14,242     $  13,846        $  13,491
Total Average Assets                           $128,458         $122,642      $114,384         $105,910

Ratios:
 Average Stockholders' Equity
 to Total Average Assets                         11.40%           11.61%        12.10%           12.74%
 Return on Average Equity                        11.28%           11.35%        10.72%           10.26%
 Return on Average Assets                         1.29%            1.32%         1.30%            1.31%


DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,            TABLE II
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average rates earned and paid by Mid-Atlantic Community BankGroup, Inc. and its affiliate on a fully taxable equivalent basis assuming a 34% tax rate for the three months ended March 31, 1997 and 1996. Nonaccruing loans are included in the total loans.


                                              1997                                   1996
                                -----------------------------------    ----------------------------------
                                Average        Interest     Yield/      Average       Interest     Yield/
                                Balance       And Fees(1)    Rate       Balance       And Fees      Rate
                                -------       -----------    ----       -------       --------      ----
                                    (In Thousands of Dollars)                (In Thousands of Dollars)
Assets
Interest-earning Assets:
 Loans and Leases                $ 93,472       $  9,651    10.33%      $ 73,416       $  7,928    10.80%
 U.S. Treasuries                      604             44     7.28%
 US Govt. Agencies & Corp.         20,129          1,504     7.47%        16,488          1,132     6.87%
 Other Securities                   7,642            494     6.46%         6,454            440     6.82%
 Federal Funds Sold                 2,662            144     5.41%         2,780            164     5.90%
                                 --------        -------  --------       -------        -------  --------
    Total Interest-
      earning Assets             $124,509       $ 11,837     9.51%      $ 99,138       $  9,664     9.75%

Noninterest-earning Assets:
 Cash & Noninterest-
 bearing Deposits              $    3,869                           $      3,264
 Other Assets                       7,387                                  4,829
 Less Allowance for
 Loan and Lease Losses            (1,142)                                  (894)
 Less Deferred Loan Fees            (482)                                  (427)
                                 --------                              ---------
   Total Assets                  $134,141                              $ 105,910
                                 ========                              =========

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Demand Deposits                 $ 21,923       $    764     3.48%      $ 17,776       $    552     3.11%
 Savings Deposits                  14,994            420     2.80%         9,491            316     3.33%
 Other Time Deposits               66,168          3,614     5.46%        52,920          3,108     5.87%
 Short-term Borrowings                250             10     4.00%           202              8     3.96%
 Long-term Debt                        42              2     4.76%            54              4     7.41%
                                 --------       --------    ------      --------       --------    ------
   Total Interest-bearing
   Liabilities                  $ 103,377       $  4,810     4.65%      $ 80,443       $  3,988     4.96%

Noninterest-bearing Liabilities:

 Demand Deposits                 $ 15,000                              $  11,296
 Other Liabilities                    943                                    680

Stockholders' Equity               14,821                                 13,491
                                 --------                              ---------

   Total Liabilities and
   Stockholders' Equity          $134,141                              $ 105,910
                                 ========                              =========

Net Interest Differential                                    4.86%                                  4.79%
Net Interest Earnings                           $  7,027                               $  5,676
                                                ========                               ========
Net Yield on Interest-earning
 Assets                                                      5.64%                                  5.73%


(1) Interest and fees annualized.

                                                                       TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:


                                                                Net Increases (Decreases)
                                                                   Three Months Ended
                                                                          March 31,
                                                                    1997    and    1996
                                                                (In Thousands of Dollars)

INTEREST INCOME:                                                Amount            Percent
                                                                ------            -------

   Loans and Fees                                             $      431               21.75%
   Federal Funds Sold                                                (5)             (12.20%)
   Securities Held for Sale                                          117               29.77%
                                                              ----------             --------
     Total Interest Income                                    $      543               22.48%
                                                               =========             ========

INTEREST EXPENSE:
   Demand Deposits                                            $       53               38.41%
   Savings Deposits                                                   26               32.91%
   Large Denomination Certificates of Deposit                         12                9.84%
   Other Time Deposits                                               115               17.56%
   Short-term Debt                                                     0                0.00%
   Long-term Debt                                                      0                0.00%
                                                              ----------             --------
     Total Interest Expense                                   $      206               20.66%
                                                              ----------             --------
        Net Interest Income                                   $      337               23.75%
                                                              ----------             --------

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                              $       16               20.78%
                                                              ----------             --------
   Net Interest Income After Addition to Allowance
     for Loan and Lease Losses                                $      321               23.92%
                                                              ----------             --------

OTHER INCOME:
   Service Charges on Deposit Accounts                        $       41               38.68%
   Other Service Charges and Fees                                      9               25.00%
   Securities Gains (Losses)                                         (5)             (83.33%)
                                                              ----------             --------
     Total Other Income                                       $       45               30.41%
                                                              ----------             --------

OTHER EXPENSES:
   Salaries and Employee Benefits                             $      149               28.88%
   Occupancy                                                           7               21.21%
   Furniture and Equipment                                            41               32.80%
   Other Operating                                                   104               36.36%
                                                              ----------             --------
     Total Other Expense                                      $      301               31.35%
                                                              ----------             --------
Income Before Income Taxes                                    $       65               12.26%
Applicable Income Taxes                                              (5)              (2.70%)
                                                              ----------             --------
     Net Income                                               $       70               20.29%
                                                              ==========             ========

Item 2.  Management's Discussion and Analysis

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

PENINSULA TRUST BANK

Results of Operation

Peninsula Trust Bank (the Bank) experienced a typically flat first quarter of 1997 relative to asset growth, with total assets increasing $2.0 million or 1.44% from year-end 1996. The Bank continues to experience a year-end trend where certain attorney escrow balances at year-end are substantially above their average balances due to an abnormally high number of real estate closings during the last several weeks of the year. These balances quickly shrink after year-end. Deposit liabilities experienced a shift from demand deposits to savings and consumer CDs of less than $100,000. Total deposits also experienced a slight increase of $2.1 million or 1.74%.

Loan growth experienced a modest increase during the first quarter, increasing $2.9 million (3.20%). The Bank has been successful in attracting some high quality loans of a larger than average size ($.75 million to $1.6 million). Historically, a $.5 million loan was considered a large loan. This has caused management to alter its liquidity and funding philosophy and become more aggressive in deposit development. Competition among all banks for deposit funds continues to intensify due to the proliferation of mutual funds.

Loan quality remains strong. Total loans past due 30 days or more equaled $1,693,000 (1.78% of total outstandings). Included in the 30 day total are $56,000 which are 90 days or more past due and still accruing. Twenty-six (26) loans totaling $498,000 are carried in a nonaccrual status, which represented 0.52% of total outstanding loans and 41.6% of the loan loss reserve. Gross charge-offs for the quarter were $16,000; total recoveries were $7,000. These amounts compare to first quarter 1996, with charge-offs of $13,000 and recoveries of $8,000.

The Bank  maintained  its practice  during the first quarter of selling  Federal funds, having sold continuously on a daily basis in amounts averaging $2.7 million, 1.98% of average total assets. These figures compare to $4.9 million and 3.8%, respectively, for the fourth quarter 1996. The quarter-end balance of $4.4 million represented a $.9 million decrease from the previous year-end. The decline in both average and period end levels is not a major liquidity concern due to the cyclical deposit decline discussed above. Additionally, the increase in loans combined with a small increase in investment account contributed to the declining Federal funds level.

The investment account increased $474,000 in the first quarter. New purchases totaled $2.7 million, while maturities, sales and calls totaled $1.9 million and prepayments on mortgage-backed securities approximated $66,000. The gross unrealized loss on available for sale securities increased during the quarter by $278,000. Management closely monitors the gain or loss position in the portfolio. The gradual rise in interest rates has adversely affected bond prices resulting in declines in market values. However, the yield of the portfolio in total interest earnings continues to rank the bank in the upper quartile of its peer group as noted in the FFIEC Uniform Bank Performance Report. Management's future investment decisions may move more toward bonds with less market values volatility, provided this can be done without harmful compromise of interest earnings.

The total portfolio remained constant at 20.0% of total assets at December 31, 1996 and March 31, 1997. The portfolio was comprised of 74% U.S. Treasuries and U.S. Government Agencies, 25% State, County and Municipal governments, and 1% other bank-qualified Private label CMOs and Federal Reserve Bank stock. The portfolio target level will approximate 20% of total assets throughout 1997.

The Financial Accounting Standards Board (FASB) Statement 115 stipulated the way in which banks must classify and account for their securities portfolio, beginning with the first quarter of 1994. Securities are classified as Investment Securities when management has both the intent and the ability at the time of purchase to hold the securities until maturity. Investment Securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities which are held for an indefinite period of time are classified as Securities Available for Sale and are marked to market at each financial reporting date, or at each month-end. Securities Available for Sale include securities that may be sold in response to changes in interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors.

The Bank elected, as of year-end 1995, to classify the entire portfolio as "available for sale". It is expected that this may cause the "net unrealized gains/losses" to fluctuate in a more volatile manner. Long term, fixed rate bonds will demonstrate more price instability during their lives. These price fluctuations would not be as apparent if the bonds were designated as "held to maturity" and thus, not reported in the net unrealized gains and losses. Therefore, the negative $278,000 swing during the first quarter is not cause for alarm at this time.

Deposits   represent  99.1%  of  total   liabilities  of  the  Bank,   including
non-interest bearing checking accounts which represent 13.9% of total deposits. There continues to be no brokered deposits.

Earnings

The Company recorded a net after tax profit of $415,000 during the first quarter 1997, a $70,000, or 20.3% increase over March 31, 1996.

Net interest income of $1,756,000 for the three months ended March 31, 1997 represented a $337,000 increase (23.7%) over the same period in 1996. However, as a percentage of average earning assets, the 1997 figure of 5.64% reflected a modest decrease of 1.57% from the 5.73% for the first quarter of 1996. Public opinion anticipated the Federal Reserve's increase in interest rates well in advance of the actual increase. As a result, the Bank began to see upward pressure from competition on deposit product interest rates. Therefore, cost of funds demonstrated an increase throughout the quarter, while the effective increase in loan rates was not realized until March 26, 1997 when the "prime" rate increased 25 basis points.

Total non-interest income for the first quarter of 1997 was $193,000 compared with $148,000 for the corresponding period in 1996 (a 30.4% increase). Non-interest expense of $1,261,000 increased $960,000 (31.3%) over first quarter 1996. $149,000 of the increase was in personnel expense, most of which is associated with the hiring of additional employees to support the Bank's growth, both in number of offices and customer accounts. The Bank opened its fifth branch office in January 1997. The building which houses this branch also includes a new Operations Center. Total capitalized costs of this combined branch and Operations Center exceeded $1.5 million. The impact of such an expansion in plant and equipment was reflected in an increase in total monthly depreciation expense of approximately $10,000. Although the improved office conditions had been necessary for some time, it will take the Company several months throughout 1997 to effectively absorb these increased overhead costs.

Loan Loss Reserve

The March 31, 1997 "Allowance for Loan Losses" represented 1.25% of total loans, compared to 1.23% at March 31, 1996. The current expense accrual was increased from $27,000 to $39,000 per month in March 1997. The increase was prompted as growth in total loans had outpaced the growth of the reserve in recent months, causing a gradual decline in the ratio. The Company plans to maintain the reserve in a range from 1.25% to 1.30% of total loans. This level is expected to be adequate for growth in the second quarter 1997. Both the "Allowance" and the accrual will be reviewed for possible adjustment in June 1997.

Capital and Liquidity

Equity capital at quarter-end totaled $14.7 million, representing 10.60% of total assets. This level of capital would be adequate to support growth in operations to an asset level approximating $150 million without additional external injections. However, the current quarters for the Newport News office are under a lease that expires in October of 1998. Plans are being developed to construct a new permanent facility on a nearby site which was acquired in 1996 at a cost in excess of $600,000. Total cost of construction and site work may approach $1 million. Thus, the need for additional capital to assist the building program may be warranted before such an asset level described above is reached.

Short term liquidity is provided by access to the Federal funds market through correspondent bank relationships which include commitments of $5.4 million. Fed funds sold equaled 11.5% of total demand deposits. This compares to 13.3% at March 31, 1996. This is considered an adequate level of liquidity to meet anticipated withdrawals and expected loan demand.

Future Plans

The Company is considering further expansion of its branch network in the Peninsula region of Tidewater, Virginia. Exploration of the City of Hampton market is currently underway. It is anticipated that a site for a sixth banking office will be located before the end of 1997 with an anticipated opening in 1998. The Company is also in the process of negotiating a possible joint venture arrangement with a mortgage company to expand its product offerings in the mortgage loan area. It is expected that this process will be consummated before the end of the third quarter of 1997.

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

               19         Report to Shareholders

        b)  Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  May 14, 1997                    BY        /s/ W. J. Farinholt
                                         ----------------------------------
                                         W. J. Farinholt, President & CEO



Date:  May 14, 1997                    BY        /s/ Kenneth E. Smith
                                         ----------------------------------
                                         Kenneth E. Smith, Exec. Vice President
                                         & Chief Financial Officer


Date:  May 14, 1997                    BY        /s/ Kathleen C. Healy
                                         ----------------------------------
                                         Kathleen C. Healy, Vice President &
                                         Chief Accounting Officer