Form 10QSB
period 1997-06-30
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1997-08-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285


                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             VIRGINIA                                   54-1809409
------------------------------------        ------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


                        7171 George Washington Mem. Hwy.
                           Gloucester, Virginia 23061
                ------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   -------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997.


                       Common stock, $5 par value--944,333

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                  Page No.

Part I.   Financial Information

          Item 1.  Financial Statements                                      3
                   Consolidated Balance Sheets--
                     June 30, 1997 and December 31, 1996

                   Consolidated Statements of Income--                       4
                     Six months ended June 30, 1997 and 1996
                     Three months ended June 30, 1997 and 1996

                   Consolidated Statements of Stockholders Equity--          5
                     Six months ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows--                   6
                     Six months ended June 30, 1997 and 1996

                   Notes to Consolidated Financial Statements           7 - 10

                   Supplemental Financial Data (Tables I - III)        11 - 13

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               14 - 16

Part II.  Other Information:                                           17 - 20

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security
                   Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

Item 1. FINANCIAL INFORMATION

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            June 30,             December 31,
ASSETS:                                                      1997                   1996
                                                       -------------------     --------------
    Cash and due from bank                                 $     6,579           $     6,015
    Securities Available for Sale                               28,374                27,297
     (Amortized Cost $28,492 in 1997
     and $27,542 in 1996)
    Federal Funds Sold                                           8,431                 5,364

    Loans, Net of Unearned Income of                            96,733                90,978
     $520 in 1997, $483 in 1996 and
     Allowance for Loan Losses of $1,294
     in 1997 and $1,112 in 1996
    Premises and equipment                                       5,530                 4,923
    Other assets                                                 2,324                 1,857
                                                          ------------          ------------
          TOTAL ASSETS                                      $  147,971            $  136,434
                                                            ==========            ==========

LIABILITIES:
Deposits
    Demand                                                 $    17,186           $    15,133
    Interest-bearing Demand                                     26,568                25,968
    Savings                                                     13,651                14,969
    Large Denomination Certificates
     of Deposit                                                 12,595                 9,417
    Other Time                                                  61,606                54,998
                                                         -------------         -------------
       TOTAL DEPOSITS                                          131,606               120,485
    Short-term Debt                                                337                   352
    Long-term Debt                                                  37                    43
    Other Liabilities                                              712                 1,122
                                                       ---------------      ----------------
          TOTAL LIABILITIES                                    132,692               122,002
                                                          ------------        --------------

SHAREHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 944,333
     Shares Issued in 1997 and 1996                              4,722                 4,722
    Surplus                                                      6,701                 6,701
    Undivided Profits                                            3,934                 3,170
    Net Unrealized Gain (Loss) on
     Available for Sale Securities                                (78)                 (161)
                                                        --------------         -------------
          TOTAL STOCKHOLDERS' EQUITY                            15,279                14,432
                                                           -----------           -----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  147,971            $  136,434
                                                            ==========            ==========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         3 Months Ended           6 Months Ended
                                                              June 30,                June 30,
                                                         1997       1996         1997          1996
                                                         ----       ----         ----          ----

INTEREST INCOME:
Loans and Fees                                         $  2548    $  2112        $  4960    $  4093
Federal Funds Sold                                          63         70            100        112
Securities Held for Sale                                   511        386           1021        779
                                                     ---------   --------        -------    -------
   Total Interest Income                                  3122       2568           6081       4984

INTEREST EXPENSE:
Demand Deposits                                            194        164            384        302
Savings Deposits                                           109         88            215        167
Large Denomination Certificates
   of Deposit                                              157        120            291        242
Other Time Deposits                                        835        679           1605       1334
Short-term Debt                                              2          1              5          4
Long-term Debt                                               1          1              1          1
                                                     ---------   --------        -------    -------
   Total Interest Expense                                 1298       1053           2501       2050
                                                     ---------   --------        -------    -------
   Net Interest Income                                    1824       1515           3580       2934

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                           117         81            210        158
                                                     ---------   --------        -------    -------
   Net Interest Income After
   Addition to Allowance for Loan
   and Lease Losses                                       1707       1434           3370       2776
                                                     ---------   --------        -------    -------

OTHER INCOME:
Service Chgs on Deposit Accts                              144        108            291        215
Other Service Charges & Fees                                55         30            100         66
Securities Gains (Losses)                                  -0-        (2)            (2)          3
                                                     ---------   --------        -------    -------
   Total Other Income                                      199        136            393        284
                                                     ---------   --------        -------    -------
OTHER EXPENSES:
Salaries & Employee Benefits                               700        528           1365       1044
Occupancy Expenses                                          55         33             95         66
Furniture & Equipment Expenses                             202        134            368        259
Other Operating Expenses                                   462        311            851        597
                                                     ---------   --------        -------    -------
   Total Other Expenses                                   1419       1006           2679       1966
                                                     ---------   --------        -------    -------
Income Before Income Taxes                                 487        564           1084       1094
Applicable Income Taxes                                    138        193            319        378
                                                     ---------   --------        -------    -------
   Net Income                                        $     349   $    371        $   765    $   716
                                                     =========   ========        =======    =======

   NET INCOME PER SHARE                                    .36        .38            .78        .73
                                                     =========   ========        =======  =========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                                        Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                        1997                1996
                                                                        ----                ----

Balance at Beginning of Year                                       $  14,431         $    13,335
  Net Income                                                             765                 716
  Exercise of warrants                                                    --                  --
  Sale of stock                                                           --                  --
  Net change in unrealized gain (loss) on securities
  available for sale                                                      83               (346)
                                                                   ---------          ----------
Balance at End of Period                                           $  15,279          $   13,705
                                                                   =========          ==========







Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)



                                                           Six Months Ended
                                                                June 30,
                                                           1997         1996
                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                           $    765    $    716
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            201         146
     Provision for loan losses                               210         158
     Amortization of premium on investment securities         16          16
     (Gain) on sale of investment securities                  (2)         (3)
     Changes in operating assets and liabilities:
       (Increase) in other assets                           (467)       (433)
       Increase (decrease) in accrued income taxes          (152)         40
       Increase (decrease) in other liabilities              (22)         53
                                                        --------    --------

          Net Cash Provided By Operating Activities     $    549    $    693
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                              ($ 5,964)   ($10,826)
   Proceeds from sales of investment securities            1,593       9,855
   (Increase) decrease in federal funds sold              (3,067)      1,809
   Purchase of investment securities                      (2,603)     (9,852)
   Purchase of property and equipment                       (808)       (266)
                                                        --------    --------

          Net Cash (Used In) Investing Activities       ($10,849)   ($ 9,280)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                             $ 11,121    $ 10,877
   Dividends paid                                           (236)       (113)
   Increase (decrease) in short-term debt                    (15)        161
   Curtailment of other borrowed funds                        (6)         (6)
                                                        --------    --------

            Net Cash Provided by Financing Activities   $ 10,864    $ 10,919
                                                        --------    --------

            Net Increase in Cash and Due From Banks     $    564    $  2,332

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD              6,015       4,553
                                                        --------    --------

CASH AND DUE FROM BANKS - END OF PERIOD                 $  6,579    $  6,885
                                                        ========    ========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its affiliate, Peninsula Trust Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1997 and December 31, 1996, and the results of operations and cash flows for the six months ended June 30, 1997 and 1996.

      The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                           June 30, 1997
                                                 ---------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                       ----         -----         ------       -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  634            --              8         626
US Government Agencies and Corporations              17,124            53             99      17,078
Obligations of States and Political Subdivisions      7,303            55            112       7,246
Mortgage-backed Securities                            3,031             4             11       3,024
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                  57            --             --          57
                                                 ----------      --------       --------   ---------
                                                 $   28,492      $    112       $    230   $  28,374
                                                 ==========      ========       ========   =========

                                                                       December 31, 1996
                                                 ---------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                       ----         -----         ------       -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  534            --              4         530
US Government Agencies and Corporations              15,650            35            211      15,474
Obligations of States & Political Subdivisions        7,468            40             87       7,421
Mortgage-backed Securities                            3,196             2             21       3,177
Federal Reserve Bank Stock                              343            --             --         343
Marketable Equity Securities                            351             2             --         353
                                                 ----------      --------        -------  ----------
                                                 $   27,542      $     79        $   323  $   27,298
                                                 ==========      ========        =======  ==========

                                                     Six Months Ended
                                                          June 30,
                                                          --------
                                                    1997             1996
                                                    ----             ----
                                                 (In Thousands of Dollars)

Gross proceeds from sales of securities            1,593             9,852
                                              ==========        ==========
Gross Gains on Sale of Securities                      2                22
Gross Losses on Sale of Securities                    --              (19)
                                              ----------        ----------
Net Securities Gains (Losses)                          2                 3
                                              ==========        ==========

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Loans
    The following is a summary of loans outstanding at the end of the periods indicated:

                                                   June 30,        December 31,
                                                     1997               1996
                                                     ----               ----
                                                   (In Thousands of Dollars)

Commercial Mortgage                                 21,223            19,622
Residential Mortgage                                27,686            25,056
Home Equity                                          9,526             9,318
Construction                                         6,188             6,915
Commercial                                          10,668            10,292
Installment                                         22,767            20,848
All Other                                              489               522
                                                ----------       -----------
                                                    98,547            92,573
Less Unearned Income                                   520               483
                                                ----------       -----------
                                                    98,027            92,090
Less Allowance for Loan and Lease Losses             1,294             1,112
                                                ----------       -----------
                                                $   96,733       $    90,978
                                                ==========       ===========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                    Six Months       Six Months
                                                      Ending            Ending
                                      June 30,        June 30,      December 31,
                                        1997            1996            1996
                                        ----            ----            ----
                                              (In Thousands of Dollars)

Balance, Beginning                      1,112              865             865
Provision Charged Against Income          210              158             380
Recoveries                                 29               14              28
Loans Charged Off                        (57)             (58)           (161)
                                   ----------         --------      ----------
Balance, Ending                    $    1,294         $    979      $    1,112
                                   ==========         ========      ==========

Nonperforming assets consist of the following:

                                      June 30,         December 31,
                                         1997              1996
                                         ----              ----
                                      (In Thousands of Dollars)

Nonaccrual Loans                    $    556             $    190
Restructured Loans                        --                  ---
                                    --------             --------
Nonperforming Loans                      556                  190
Foreclosed Properties                    ---                  ---
                                    --------             --------
Nonperforming Assets                $    556             $    190
                                    ========             ========

Total loans past due 90 days or more and still accruing were $164 on June 30, 1997 and $88 on December 31, 1996.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.  Short-term Debt

        Short-term debt consists of the following:
                                                   June 30,       December 31,
                                                     1997             1996
                                                     ----             ----
                                                   (In Thousands of Dollars)

       Treasury, Tax and Loan Note Option         $   337            $    352
                                                  -------            --------
       Total Short-term Debt                      $   337            $    352
                                                  =======            ========

5.  Earnings Per Share

        Earnings per share are computed on the weighted average common shares outstanding of 977,455 and 976,034 for the three months ended June 30, 1997 and 1996, respectively, and 977,382 and 974,566 for the six months ended June 30, 1997 and 1996, respectively.

6.  Capital Requirements

        A comparison of the Company's capital as of June 30, 1997 with the minimum requirements is presented below:

                                                          Minimum

  Actual                            Requirements
Tier I Risk-based Capital            14.84 %               4.00  %
Total Risk-based Capital             16.09 %               8.00  %
Leverage Ratio                       10.94 %               4.00  %


7.       Off-Balance-Sheet Items, Commitments and Contingent Liabilities:

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letter of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

         At June 30, 1997, the Company had outstanding letters of credit totaling $2,163,000 and does not anticipate losses as a result of these transactions. The Company also had, at June 30, 1997, undisbursed funds under various lines of credit and loan commitments totaling $21,847,000.

                                                                         TABLE I
Consolidated Selected Financial Data
(Amounts in thousands, except per share data)

                                                                        1997
                                             ----------------------------------------------------------
                                                                               Second            First
                                                                               Quarter          Quarter
                                                                               -------          -------

Interest Income                                                               $  3,122         $  2,959
Interest Expense                                                                 1,298            1,203
Net Interest Income                                                              1,824            1,756
Provision for Loan Losses                                                          117               93
Net Income                                                                         349              415
Per Share Data:
 Net Income                                                                        .36              .42
 Cash Dividends Paid                                                                --              .25
Total Average Stockholders' Equity                                              14,841        $  14,797
Total Average Assets                                                           140,413         $134,056

Ratios:
 Average Stockholders' Equity
 to Total Average Assets                                                        10.57%           11.04%
 Return on Average Equity                                                        9.41%           11.22%
 Return on Average Assets                                                         .99%            1.24%



                                                                        1996
                                             ----------------------------------------------------------
                                                   Fourth         Third      Second           First
                                                   Quarter      Quarter      Quarter          Quarter
                                                   -------      -------      -------          -------

Interest Income                              $    2,891        $   2,778     $   2,568        $   2,416
Interest Expense                                  1,186            1,123         1,053              997
Net Interest Income                               1,705            1,655         1,515            1,419
Provision for Loan Losses                           141               81            81               77
Net Income                                          413              404           371              346
Per Share Data:
 Net Income                                        0.43             0.41          0.38             0.35
 Cash Dividends Paid                                 --               --            --             0.12
Total Average Stockholders' Equity            $  14,644        $  14,242     $  13,846        $  13,491
Total Average Assets                           $128,458         $122,642      $114,384         $105,910

Ratios:
 Average Stockholders' Equity
 to Total Average Assets                         11.40%           11.61%        12.10%           12.74%
 Return on Average Equity                        11.28%           11.35%        10.72%           10.26%
 Return on Average Assets                         1.29%            1.32%         1.30%            1.31%

DISTRIBUTION OF ASSETS, LIABILITIES, STOCKHOLDERS' EQUITY,              TABLE II
INTEREST RATES AND INTEREST DIFFERENTIAL

The following schedule presents the condensed consolidated average rates earned and paid by Mid-Atlantic Community BankGroup, Inc. and its affiliate on a fully taxable equivalent basis assuming a 34% tax rate for the three months ended June 30, 1997 and 1996. Nonaccruing loans are included in the total loans.

                                              1997                                   1996
                                -----------------------------------    ----------------------------------
                                 Average      Interest     Yield/       Average       Interest     Yield/
                                 Balance      And Fees      Rate        Balance       And Fees      Rate
                                 -------      --------      ----        -------       --------      ----
                                    (In Thousands of Dollars)             (In Thousands of Dollars)
Assets
Interest-earning Assets:
 Loans and Leases               $  95,503       $  4,960    10.39%      $ 76,355       $  4,093    10.72%
 US Treasuries                        619             22     7.11%            --             --        --
 US Govt. Agencies & Corp.         20,133            749     7.44%        16,255            557     6.85%
Other Securities                    7,761            250     6.44%         6,547            222     6.78%
Federal Funds Sold                  3,702            100     5.40%         3,907            112     5.73%
                             ------------     ----------  --------   -----------     ----------  --------
    Total Interest-
      earning Assets             $127,718       $  6,081     9.52%      $103,064       $  4,984     9.67%

Noninterest-earning Assets:
 Cash & Noninterest-
 bearing Deposits                $  4,032                             $    3,581
 Gross Unrealized Gain (Loss)
  - Available for Sale Securities   (313)                                  4,949
 Other Assets                       7,504
 Less Allowance for
 Loan and Lease Losses            (1,194)                                  (929)
 Less Deferred Loan Fees            (495)                                  (425)
                             ------------                           ------------
   Total Assets                  $137,252                              $ 110,240
                                 ========                              =========

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Demand Deposits               $   21,976      $     384     3.49%      $ 16,834      $     302     3.59%
 Savings Deposits                  15,264            215     2.82%        12,372            167     2.70%
 Other Time Deposits               68,686          1,896     5.52%        54,189          1,576     5.82%
 Short-term Borrowings                246              5     4.07%           203              4     3.94%
 Long-term Debt                        40              1     5.00%            52              1     3.85%
                           --------------    -----------    ------  ------------    -----------    ------
   Total Interest-bearing
   Liabilities                  $ 106,212       $  2,501     4.71%      $ 83,650       $  2,050     4.90%

Noninterest-bearing Liabilities:

 Demand Deposits                $  15,349                             $   12,243
 Other Liabilities                    872                                    679

Stockholders' Equity               14,819                                 13,668
                               ----------                            -----------

   Total Liabilities and
   Stockholders' Equity          $137,252                              $ 110,240
                                 ========                              =========

Net Interest Differential                                    4.81%                                  4.77%
Net Interest Earnings                           $  3,580                               $  2,934
                                                ========                               ========
Net Yield on Interest-earning
 Assets                                                      5.61%                                  5.69%


                                                                       TABLE III

A summary of the increases and decreases of the items included in the Consolidated Statements of Income are shown below:

                                                  Net Increases (Decreases)
                                                      Six Months Ended
                                                           June 30,
                                                     1997    and    1996
                                                  (In Thousands of Dollars)

INTEREST INCOME:
                                                     Amount      Percent

   Loans and Fees                                    $   867       21.18%
   Federal Funds Sold                                    (12)     (10.71%)
   Securities Held for Sale                              242       31.07%
                                                     -------    ---------
     Total Interest Income                           $ 1,097       22.01%
                                                     =======    =========

INTEREST EXPENSE:
   Demand Deposits                                   $    82       27.15%
   Savings Deposits                                       48       28.74%
   Large Denomination Certificates of Deposit             49       20.25%
   Other Time Deposits                                   271       20.31%
   Short-term Debt                                         1       25.00%
   Long-term Debt                                        -0-         -0-
                                                     -------    ---------
     Total Interest Expense                          $   451       22.00%
                                                     -------    ---------
        Net Interest Income                          $   646       22.02%
                                                     -------    ---------

ADDITION TO ALLOWANCE FOR LOAN
AND LEASE LOSSES                                     $    52       32.91%
                                                     -------    ---------
   Net Interest Income After Addition to Allowance
     for Loan and Lease Losses                       $   594       21.40%
                                                     -------    ---------

OTHER INCOME:
   Service Charges on Deposit Accounts               $    76       35.35%
   Other Service Charges and Fees                         34       51.52%
   Securities Gains (Losses)                              (1)     (33.33%)
                                                     -------    ---------
     Total Other Income                              $   109       38.38%
                                                     -------    ---------

OTHER EXPENSES:
   Salaries and Employee Benefits                    $   321       30.75%
   Occupancy                                              29       43.94%
   Furniture and Equipment                               109       42.08%
   Other Operating Expenses                              254       42.55%
                                                     -------    ---------
     Total Other Expenses                            $   713       36.27%
                                                     -------    ---------
Income Before Income Taxes                           $   (10)     (00.91%)
Applicable Income Taxes                                  (59)     (15.61%)
                                                     -------    ---------
     Net Income                                      $    49        6.84%
                                                     =======    =========

Item 2.  Management's Discussion and Analysis

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Mid-Atlantic Community BankGroup, Inc. (the "Company") as of the dates and for the period indicated. This discussion should be read in conjunction with the Selected Financial Data, the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

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

PENINSULA TRUST BANK

Results of Operations

After experiencing typically flat asset growth during the first quarter of 1997, Peninsula Trust Bank (the Bank) enjoyed strong balance sheet expansion during the second quarter of 1997, with total assets increasing $9.6 million, or 6.9% over March 31, 1997 and $11.6 million, or 8.5% over December 31, 1996. Growth was funded almost entirely from new deposits, which reflected $9.0 million and $11.1 million increases for the three months and six months ending June 30, 1997, respectively. The majority of the increase was in consumer time deposits, which experienced an increase of $6.6 million over December 31, 1996.

Loan demand resumed strong growth during the second quarter, evidenced by net loans increasing $2.8 million (3.0%) and $5.7 million (6.3%), respectively, over March 31, 1997 and December 31, 1996.

Asset quality continues to be strong. Total loans past due 30 days or more equaled $1.8 million (1.87% of total outstandings). Included in the 30 day total are $164,000 which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $556,000 at June 30, 1997, which represented 0.56% of total outstanding loans and 42.9% of the loan loss reserve. Included in the non-accrual loan total are two loans totalling $314,000, secured by real estate, one of which is engaged in bankruptcy proceedings. The provision for loan losses was $117,000 in the second quarter of 1997 and $210,000 in the first half of 1997. Gross charge-offs for the quarter were $41,000, while total recoveries were $22,000. These amounts compare favorably to second quarter 1996, with charge-offs of $47,000 and recoveries of $8,000.

The Bank maintained its practice during the second quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $4.7 million, 3.37% of average total assets. These figures compare to $2.7 million and 1.99%, respectively, for the first quarter 1997. The quarter-end balance of $8.4 million represented a $4.0 million increase from the first quarter 1997.

The level of the investment account remained virtually unchanged during the second quarter of 1997, ending the period at $28.4 million or 19.2% of total assets. The portfolio is comprised of 2% US Treasuries, 71% US Government Agencies, 26% State, County and Municipal governments, and 1% other equity securities and Federal Reserve Bank Stock.

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

The Bank elected, as of year-end 1995, to classify the entire portfolio as "available for sale". It is expected that this may cause the "net unrealized gains/losses" to fluctuate in a more volatile manner. Long-term, fixed-rate bonds will demonstrate more price instability during their lives. These price fluctuations would not be as apparent if the bonds were designated as "held to maturity" and thus, not reported in the net unrealized gains and losses.

Deposits   represent  99.2%  of  total   liabilities  of  the  Bank,   including
non-interest bearing checking accounts which represent 13.1% of total deposits.

Earnings

Net income for the second quarter of 1997 declined to $349,000, compared to $415,000 for the first quarter of 1997 and $371,000 for the second quarter of 1996. The decline in earnings resulted from an increase in non-interest expense, which was partially offset by increases in net interest income and non-interest income.

Net interest income for the second quarter of 1997 totaled $1,824,000 (a 20.4% increase over a similar period in 1996). The net interest margin experienced modest contraction as renewing deposits among consumer CDs reflected an upward trend in renewal rates. This trend occurred during a period when the average yield on the loan portfolio declined by 33 basic points. As a result, the 21.6% increase in interest income for the second quarter 1997 compared to second quarter 1996 was offset by a 23.3% increase in interest expense for the same period.

Non-interest expense for the second quarter totaled $1.4 million, compared to $1.3 million for the first quarter of 1997 and $1.0 million for the second quarter of 1996. The increase in non-interest expense resulted from costs incurred in connection with opening the Company's fifth banking office and new operations center in Glenns, during the first quarter of 1997, the full impact of which was not realized until the second quarter. In addition, the Bank completed minor renovations and improvements at the Main Office. Capitalization of these improvements and increases in furniture, fixtures and equipment relating to the new branch, operations center and renovations at the Main Office resulted in increased depreciation expense of approximately $12,000 per month. The Bank's rapid growth during the past three years necessitated improved facilities for the operations support functions, such as Accounting, Bookkeeping and Data Processing. In May, the loan loss provision was increased by $12,000 per month due to increased loan volume, resulting in a $24,000 increase in the second quarter of 1997.

Capital and Liquidity

Equity capital at June 30, 1997 totaled $15.3 million, representing 10.33% of total assets. The Company completed a $3.2 million stock offering in July, 1997. This level of capital will position the Company for growth well into the future and could support asset growth to more than $200 million.

Short term liquidity is provided by access to the Federal funds market through correspondent bank relationships . The Bank maintains lines of credit to purchase Fed funds totalling $5.4 million. Fed funds sold equaled 19.3% of total demand deposits at June 30, 1997. This compares to 8.1% at June 30, 1996. This is considered an adequate level of liquidity to meet anticipated withdrawals and expected loan demand.

Future Plans

Construction of the permanent facility for the Newport News office began during the first half of 1997. The branch will be located at the corner of Thimble Shoals Boulevard and J. Clyde Morris Boulevard near the entrance to the Oyster Point Industrial Park. The Company acquired the land for its permanent Newport News branch site in 1996 at a cost of approximately $620,000. Construction costs for the branch building are expected to be approximately $850,000, and combined with site work should result in total capitalized improvements approximating $1,000,000. The current operations for the Newport News branch are conducted in rented office space, with a lease that expires in October, 1998.

The Company plans to establish a branch office in Hampton, Virginia to complement its Newport News office and is currently evaluating available sites. Although plans are incomplete and subject to change, it is the Company's desire to open a branch office in Hampton, Virginia in the second half of 1998.

The Company expects to enter into an agreement, subject to state and federal regulatory approval, to acquire a 50% membership interest in Johnson Mortgage Company, L.L.C., which will be the successor to Johnson Mortgage Company ("Johnson Mortgage"), for a total of $500,000. Half the purchase price will be paid in cash and the other half will be paid in shares of the Company's common stock with a market value of $250,000 at the time of closing. Johnson Mortgage originates and sells long-term, fixed-rate mortgage loans, a product the Company has not previously offered.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 22, 1997, the Annual Meeting of Shareholders was held to vote on the following matters to elect 14 directors for a term of one year each and to ratify the appointment by the Board of Directors of the firm of Smith & Eggleston, P.C. as the Company's independent auditors for the year ending December 31, 1997. The results of the votes on these matters are as follows:

           (1)    Election of Directors

                                                 For    Against     Withheld
                                                 ---    -------     --------

                    Charles F. Bristow          782,806     0           1,425
                    John R. Curtis              782,806     0           1,425
                    Charles F. Dawson           782,806     0           1,425
                    William J. Farinholt        782,806     0           1,425
                    William D. Fary             782,806     0           1,425
                    Robert D. Foster            782,256     550         1,425
                    Harry M. Healy              782,806     0           1,425
                    Jeanne P. Hockaday          782,806     0           1,425
                    Joseph A. Lombard, Jr.      782,806     0           1,425
                    George A. Marston, Jr.      782,806     0           1,425
                    Hersey M. Mason, Jr.        782,806     0           1,425
                    Henry C. Rowe               782,806     0           1,425
                    Kenneth E. Smith            782,806     0           1,425
                    Thomas Z. Wilke             782,806     0           1,425


           (2)    Ratification of Accountants

                       For       Against     Withheld      Abstentions      Broker Non-votes
                       ---       -------     --------      -----------      ----------------

                     780,481      1,700         --            2,050               2,300


Item 5. Other Information - None

Item 6. Exhibits and reports on Form 8-K

        a)  Exhibits

               11     Statement re: computation of per share earnings
               27     Financial Data Schedule (filed electronically only)

        b)  Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  August 14, 1997        BY        /s/ W. J. Farinholt
                                -----------------------------------------------
                                        W. J. Farinholt, President & CEO



Date:  August 14, 1997        BY        /s/ Kenneth E. Smith
                                -----------------------------------------------
                                        Kenneth E. Smith, Exec. Vice President
                                        & Chief Financial Officer


Date:  August 14, 1997        BY        /s/ Kathleen C. Healy
                                -----------------------------------------------
                                        Kathleen C. Healy, Vice President &
                                        Chief  Accounting Officer