Form 10QSB
period 1997-09-30
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1997-11-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997.


                      Common stock, $5 par value--1,093,833

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                  Page No.

Part I.   Financial Information

          Item 1.  Financial Statements                                        3
                   Consolidated Balance Sheets--
                     September 30, 1997 and December 31, 1996

                   Consolidated Statements of Income--                         4
                     Nine months ended September 30, 1997 and 1996
                     Three months ended September 30, 1997 and 1996

                   Consolidated Statements of Stockholders Equity--            5
                     Nine months ended September 30, 1997 and 1996

                   Consolidated Statements of Cash Flows--                     6
                     Nine months ended September 30, 1997 and 1996

                   Notes to Consolidated Financial Statements              7 - 9

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 10 - 12

Part II.  Other Information:                                             13 - 16

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

Item 1. FINANCIAL INFORMATION

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     September 30,            December 31,
ASSETS:                                                  1997                     1996
                                                  -------------------     ------------------

    Cash and due from bank                                   $   5,419             $   6,015
    Securities Available for Sale (at Market Value)             22,796                27,297
    Securities Held to Maturity
      (Market Value $6,960 in 1997)                              6,924                   -0-
    Federal Funds Sold                                          10,984                 5,364
    Loans, Net                                                 100,169                90,978
    Premises and equipment                                       5,546                 4,923
    Other Real Estate Owned                                        132                   -0-
    Other assets                                                 2,383                 1,857
                                                             ---------             ---------
          TOTAL ASSETS                                       $ 154,353             $ 136,434
                                                             =========             =========

LIABILITIES:
Deposits
    Demand                                                   $  18,345            $   15,133
    Interest-bearing Demand                                     22,280                25,968
    Savings                                                     15,466                14,969
    Certificates of Deposit, $100,000 or more                   13,810                 9,417
    Other Time                                                  64,116                54,998
                                                             ---------             ---------
       TOTAL DEPOSITS                                          134,017               120,485
    Short-term Debt                                                279                   352
    Long-term Debt                                                  34                    43
    Other Liabilities                                              887                 1,122
                                                             ---------             ---------
          TOTAL LIABILITIES                                    135,217               122,002
                                                             ---------             ---------

SHAREHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 1,093,833
     shares issued in 1997 and 944,333 in 1996                   5,469                 4,722
    Surplus                                                      9,302                 6,701
    Undivided Profits                                            4,350                 3,170
    Net Unrealized Gain (Loss) on
     Available for Sale Securities                                  15                 (161)
                                                             ---------             ---------
          TOTAL STOCKHOLDERS' EQUITY                            19,136                14,432
                                                             ---------             ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $ 154,353             $ 136,434
                                                             =========             =========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended         Nine Months Ended
                                                          September 30               September 30
                                                         1997      1996             1997      1996
                                                         ----      ----             ----      ----

INTEREST INCOME:
Loans and Fees                                          $ 2631    $  2243         $ 7592    $  6337
Federal Funds Sold                                         181         54            281        166
Investment Securities                                      506        480           1527       1259
                                                        ------    -------         ------     ------
   Total Interest Income                                  3318       2777           9400       7762

INTEREST EXPENSE:
Demand Deposits                                            202        191            587        494
Savings Deposits                                           115         96            329        262
Certificates of Deposit, $100,000 or more                  180        124            471        365
Other Time Deposits                                        892        709           2497       2043
Short-term Debt                                              2          2              7          6
Long-term Debt                                               1          1              2          2
                                                        ------    -------         ------     ------
   Total Interest Expense                                 1392       1123           3893       3172
                                                        ------    -------         ------     ------
   Net Interest Income                                    1926       1654           5507       4590

PROVISION FOR
LOAN AND LEASE LOSSES                                      117         81            327        239
                                                        ------    -------         ------     ------
   Net Interest Income After
   Provision for Loan and Lease Losses                    1809       1573           5180       4351

OTHER INCOME:
Service Chgs on Deposit Accts                              152        111            443        326
Other Service Charges & Fees                                56         37            156        103
Securities Gains (Losses)                                    0        (6)              2        (3)
                                                        ------    -------         ------     ------
   Total Other Income                                      208        142            601        426

OTHER EXPENSES:
Salaries & Employee Benefits                               731        533           2094       1577
Occupancy Expenses                                          59         38            155        104
Furniture & Equipment Expenses                             168        145            537        405
Other Operating Expenses                                   459        349           1313        948
                                                        ------    -------         ------     ------
   Total Other Expenses                                   1417       1065           4099       3034
                                                        ------    -------         ------     ------
Income Before Income Taxes                                 600        650           1682       1743
Applicable Income Taxes                                    184        246            502        624
                                                        ------    -------         ------     ------
   Net Income                                           $  416    $   404        $  1180     $ 1119
                                                        ======    =======        =======     ======

   NET INCOME PER SHARE                                    .39        .41           1.17       1.15
                                                        ======    =======        =======     ======


Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                        -------------------

                                                                     1997                1996
                                                                     ----                ----


Balance at Beginning of Year                                      $   14,431           $  13,335
  Net Income                                                           1,180               1,119
Issuance of Common Stock - Stock Offering                              3,348                   0
Net change in unrealized gain (loss) on securities
   available for sale                                                    177               (442)
                                                                  ----------           ---------
Balance at End of Period                                          $   19,136           $  14,012
                                                                  ==========           =========






Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               1997           1996
                                                                             --------         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $  1,180         1,119
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 227           195
     Provision for loan losses                                                    327           239
     (Profits) Loss on sale of securities available for sale                      (2)             3
     Changes in operating assets and liabilities:
       (Increase) in other assets                                               (617)         (774)
       Increase in other liabilities                                            (235)           540
                                                                             --------    ----------

          Net Cash Provided By Operating Activities                          $    880    $    1,322
                                                                             --------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                 ($  9,650)   ($  15,506)
   Purchase of securities available for sale                                  (1,894)      (16,912)
   Proceeds from sales of securities available for sale                         1,593        13,934
   Purchase of investment securities                                          (1,853)             0
   (Increase) decrease in federal funds sold - net                            (5,620)         3,277
   Purchase of premises and equipment                                           (850)        1,229)
                                                                             --------    ----------

          Net Cash (Used In) Investing Activities                          ($ 18,274)     ($16,436)
                                                                             --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net                                              $   13,532   $    15,094
   Dividends paid                                                                   0         (113)
   Proceeds from issuance of stock - net                                        3,348             0
   Curtailment of other borrowed funds                                           (82)           (9)
                                                                             --------    ----------

            Net Cash Provided by Financing Activities                      $   16,798   $    14,972
                                                                             --------    ----------

            Net Increase (Decrease) In Cash and Due From Banks                  (596)         (142)

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                                   6,015         4,580
                                                                             --------    ----------

CASH AND DUE FROM BANKS - END OF PERIOD                                    $    5,419   $     4,438
                                                                           ==========   ===========



Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its affiliate, Peninsula Trust Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1997 and December 31, 1996, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

      The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                   September 30, 1997
                                                 ---------------------------------------------------
                                                                   Gross           Gross    Estimated
                                                  Amortized      Unrealized     Unrealized   Market
                                                     Cost           Gains         Losses     Value
                                                     ----           -----         ------     -----
                                                                 (In Thousands of Dollars)

US Treasury Securities                                  633            --              5         628
US Government Agencies & Corporations                11,802            47             14      11,835
Obligations of States & Political Subdivisions        5,482            33             58       5,457
Mortgage-backed Securities                            4,456            20             --       4,476
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                  57            --             --          57
                                                 ----------      --------     ----------   ---------
                                                 $   22,773      $    100     $       77   $  22,796
                                                 ==========      ========     ==========   =========




      Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                   September 30, 1997
                                                 ---------------------------------------------------
                                                                   Gross           Gross    Estimated
                                                  Amortized      Unrealized     Unrealized   Market
                                                     Cost           Gains         Losses     Value
                                                     ----           -----         ------     -----
                                                                 (In Thousands of Dollars)

US Government Agencies & Corporations                 3,833            15             --       3,848
Obligations of States & Political Subdivisions        2,248            25              4       2,269
Mortgage-backed Securities                              843            --             --         843
                                                 ----------      --------     ----------   ---------
                                                 $    6,924      $     40     $        4   $   6,960
                                                 ==========      ========     ==========   =========

Securities available for sale at December 31, 1996 consist of the following:

                                                                   Gross           Gross    Estimated
                                                  Amortized      Unrealized     Unrealized   Market
                                                     Cost           Gains         Losses     Value
                                                     ----           -----         ------     -----
                                                                 (In Thousands of Dollars)

US Treasury Securities                                  534            --              5         529
US Government Agencies and Corporations              15,650            35            211      15,474
Obligations of States & Political Subdivisions        7,468            40             87       7,421
Mortgage-backed Securities                            3,196             2             21       3,177
Federal Reserve Bank Stock                              343            --             --         343
Marketable Equity Securities                            351             2             --         353
                                                  ---------       -------         ------  ----------
                                                  $  27,542       $    79         $  324  $   27,297
                                                  =========       =======         ======  ==========


                                                    Nine Months Ended
                                                       September 30,
                                                       -------------
                                                   1997             1996
                                                   ----             ----
                                               (In Thousands of Dollars)

Gross proceeds from sales of securities            1,593            13,934
                                                ========         =========

Gross Gains on Sale of Securities                      2                22
Gross Losses on Sale of Securities                    --              (25)
                                                --------         ---------
 Net Securities Losses                                 2               (3)
                                                ========         =========

3.  Loans
    The following is a summary of loans outstanding at the end of the periods indicated:

                                                  September 30,     December 31,
                                                     1997               1996
                                                     ----               ----
                                                      (In Thousands of Dollars)

Commercial Mortgage                                  21,184               19,622
Residential Mortgage                                 28,988               25,056
Home Equity                                          10,098                9,318
Construction                                          6,092                6,915
Commercial                                           11,755               10,292
Installment                                          23,355               20,848
All Other                                               557                  522
                                               ------------          -----------
                                                    102,029               92,573
Less Unearned Income                                    521                  483
                                               ------------          -----------
                                                    101,508               92,090
Less Allowance for Loan and Lease Losses              1,339                1,112
                                               ------------          -----------
                                               $    100,169          $    90,978
                                               ============          ===========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                  Nine Months            Nine Months
                                                    Ending                  Ending
                                                 September 30,           September 30,          December 31,
                                                     1997                     1996                  1996
                                              --------------------     -------------------      -------------
                                                                (In Thousands of Dollars)

Balance, Beginning                                    1,112                    865                   865
Provision Charged Against Income                        327                    239                   380
Recoveries                                               46                     23                    28
Loans Charged Off                                     (146)                   (79)                 (161)
                                                   --------               --------             ---------
Balance, Ending                                    $  1,339               $  1,048             $   1,112
                                                   ========               ========             =========

Nonperforming assets consist of the following:

                                                September 30,       December 31,
                                                      1997              1996
                                                      ----              ----
                                                     (In Thousands of Dollars)

Nonaccrual Loans                                     $  486               $  190
Restructured Loans                                       --                  ---
                                                     ------               ------
Nonperforming Loans                                     486                  190
Foreclosed Properties                                   132                  ---
                                                     ------               ------
Nonperforming Assets                                 $  618               $  190
                                                     ======               ======

Total loans past due 90 days or more and still accruing were $102 on September 30, 1997 and $88 on December 31, 1996.

4.  Earnings Per Share

        Earnings per share are computed on the weighted average common shares outstanding of 1,075,151 and 975,247 for the three months ended September 30, 1997 and 1996, respectively, and 1,010,326 and 974,791 for the nine months ended September 30, 1997 and 1996, respectively.

5.  Capital Requirements

        A comparison of the Company's capital as of September 30, 1997 with the minimum requirements is presented below:

                                                      Minimum
                                     Actual         Requirements
                                     ------         ------------
Tier I Risk-based Capital            17.84 %            4.00  %
Total Risk-based Capital             19.09 %            8.00  %
Leverage Ratio                       12.63 %            4.00  %

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

PENINSULA TRUST BANK

Results of Operations

After experiencing strong asset growth during the second quarter of 1997, Peninsula Trust Bank (the Bank) enjoyed moderate balance sheet expansion during the third quarter of 1997, with total assets increasing $6.4 million, or 4.3% over June 30, 1997 and $17.9 million, or 13.1% over December 31, 1996. Growth was funded from a combination of new deposits, which reflected $2.4 million and $13.5 million increases for the three months and nine months ending September 30, 1997, respectively and proceeds from the Company's July 24, 1997 stock offering.

Loan demand somewhat mirrored the moderate growth in deposits during the third quarter, evidenced by net loans increasing $3.4 million (3.6%) and $9.2 million (10.1%), respectively, over June 30, 1997 and December 31, 1996.

Asset quality continues to be strong. Total loans past due 30 days or more equaled $2.3 million (2.25% of total outstandings). Included in the 30 day total are $102,000 which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $486,000 at September 30, 1997, which represented 0.48% of total outstanding loans and 36.3% of the loan loss reserve. Included in the non-accrual loan total are two loans totaling $314,000, secured by real estate, one of which has been sold by the Bank at auction, with little or no expected net loss. The provision for loan losses was $117,000 in the third quarter of 1997 and $327,000 in the first nine months of 1997. Gross charge-offs for the quarter were $81,000, while total recoveries were $10,000.

The Bank maintained its practice during the third quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $12.8 million, 8.47% of average total assets. These figures compare to $4.7 million and 3.37%, respectively, for the second quarter 1997. The quarter-end balance of $11.0 million represented a $2.6 million increase from the second quarter 1997. Management delayed aggressive employment of the proceeds of the July, 1997 stock offering (discussed below), resulting in the buildup of excess funds sales.

The level of the investment account increased modestly during the third quarter of 1997, ending the period at $29.7 million or 19.2% of total assets. The portfolio is comprised of 2% US Treasuries, 71% US Government Agencies, 26% State, County and Municipal governments, and 1% other equity securities and Federal Reserve Bank Stock.

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

The Bank elected, as of year-end 1995, to classify the entire portfolio as "available for sale". In an effort to manage the fluctuation in the "net unrealized gains/losses", the Bank elected to reclassify $5.1 million of the portfolio as "held to maturity" as of July 31, 1997, resulting in a one time capital adjustment for the gain. These reclassified bonds have longer final maturities. However, due their respective call structures, exhibit more price volatility with subtle changes in overall interest rates. Also the need for such bonds to be used for liquidity purposes is considered remote. The Bank purchased an additional $1.9 million during the remainder of the quarter, which were classified as held to maturity.

Management has implemented additional tools for the measurement of three critical elements in portfolio management: interest rate risk, call and/or extension risk and maturity distribution. Activities of the Bank's Asset
Liability Committee (ALCO) will include establishing parameters for the effective modified duration (EMD) for the portfolio in the future. With better tools to monitor duration, long-term earnings performance of the portfolio is expected to demonstrate improved stability over varying interest rate cycles. These parameters will also draw a tighter relationship between EMD and bond convexity. Convexity measures the percentage amount of portfolio price appreciation if interest rates fall 1% relative to the percentage of price depreciation if interest rates rise 1%. The more a bond declines relative to its depreciation, the higher the negative convexity and, consequently the more potential call and extension risk that bond is likely to have. The Bank's overall portfolio has a current negative convexity of 1.40. Relative to the current EMD, management is targeting a reduction in negative convexity to a level of .70. This may be accomplished through a mixture of future purchases blending shorter term maturities and longer term maturities with an absence of call features in individual bonds.

Deposits   represent  99.1%  of  total   liabilities  of  the  Bank,   including
non-interest bearing checking accounts which represent 13.7% of total deposits.

Earnings

Net income for the third quarter of 1997 increased to $416,000, compared to $349,000 for the second quarter of 1997 and $404,000 for the third quarter of 1996. The increase in earnings resulted from an increase in net interest income and non-interest income while non-interest expense remained virtually unchanged.

Net interest income for the third quarter of 1997 totaled $1,926,000 (a 16.4% increase over a similar period in 1996). The net interest margin experienced modest contraction as the average yield on interest earning assets declined by 30 basis points during a time when the average rate on interest bearing liabilities declined by 1 basis point. As a result, the 19.5% increase in interest income for the third quarter 1997 compared to third quarter 1996 was offset by a 24.0% increase in interest expense for the same period. The quarter over quarter decline was due primarily to an increased reliance on interest from Federal funds sold as a percentage of total interest income. While the average yield on these overnight investment assets increased by 23 basis points, their absolute yield of 5.65% was well below yields of alternative earning assets such as loans or investment securities. However, the temporary buildup of excess liquidity discussed above should be curtailed during the next two quarters.

Non-interest expense for the third quarter totaled $1.4 million, compared to the same amount in the second quarter of 1997 and $1.1 million for the third quarter of 1996. The increase in non-interest expense resulted from costs incurred in connection with opening the Company's fifth banking office and new operations center in Glenns, during the first quarter of 1997, the full impact of which was not realized until the second quarter. In addition, the Bank completed minor renovations and improvements at the Main Office. Capitalization of these improvements and increases in furniture, fixtures and equipment relating to the new branch, operations center and renovations at the Main Office resulted in increased depreciation expense of approximately $12,000 per month. The Bank's rapid growth during the past three years necessitated improved facilities for the operations support functions, such as Accounting, Bookkeeping and Data Processing. In May, the loan loss provision was increased by $12,000 per month due to increased loan volume, resulting in a $24,000 increase in the second and third quarters of 1997. Management is targeting a 1.26% loan loss reserve by year-end.

Capital and Liquidity

Equity capital at September 30, 1997 totaled $19.1 million, representing 12.40% of total assets. The Company completed another successful stock offering in July, 1997. The offering was represented by the sale of 149,500 additional shares of common stock resulting in a net increase to total stockholders' equity of $3,347,835. This level of capital will position the Company for growth well into the future and could support asset growth to more than $200 million.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Bank maintains lines of credit to purchase Federal funds totaling $5.4 million. Federal funds sold equaled 27.0% of total demand deposits at September 30, 1997. This compares to 13.1% at September 30, 1996. This is considered an adequate level of liquidity to meet anticipated deposit withdrawals and expected loan demand.

As mentioned above, future purchases in the investment portfolio will more clearly delineate those bonds purchased for liquidity purposes. These instruments will be purchased with greater attention to minimizing potential price and market value volatility.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - None

Item 2. Changes in Securities

           d) On July 24, 1997, the Commission declared the effectiveness of the Company's Registration Statement on Form SB-2 (the "Registration Statement"), file number 333-25557. The Registration Statement covered 130,000 shares of the Company's common stock, par value $5.00 per share ("Common Stock"), and up to 19,500 additional shares of Common Stock that the Company granted Davenport & Company LLC, as underwriter, under a 30-day option to purchase solely to cover over-allotments, if any. The offering commenced on July 24, 1997, and the sale of the 130,000 shares closed on July 30, 1997 and the sale of the 19,500 shares covering the over-allotment closed on August 21, 1997.

               The amount of Common Stock registered was 149,500 shares, and the aggregate price of the offering amount registered was $3,830,937.50. The amount of Common Stock sold was 149,500 shares, and the aggregate offering price of the amount sold was $3,662,750.

               Reasonable estimates for the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the 149,500 shares of Common Stock described above are $246,675 in underwriting discounts and $50,000 in offering expenses, neither of which represent direct or indirect payments to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company. The net offering proceeds to the Company after deducting total expenses was $3,416,075.

               The net proceeds from the shares of Common Stock offered as described above are being used for general corporate purposes, including financing the opening of future branches and to support the growth of assets and deposits. Additional capital is expected to allow the Company to grow internally and through new branches to support greater loan and deposit volumes. No direct or indirect payments have been made to directors, officers, general partners of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.


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


                                       MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  November 14, 1997               BY      /s/ W. J. Farinholt
                                         --------------------------------------
                                          W. J. Farinholt, President & CEO



Date:  November 14, 1997               BY         /s/ Kenneth E. Smith
                                         --------------------------------------
                                          Kenneth E. Smith, Exec. Vice President
                                          & Chief Financial Officer


Date:  November 14, 1997               BY         /s/ Kathleen C. Healy
                                         --------------------------------------
                                          Kathleen C. Healy, Vice President &
                                          Chief  Accounting Officer