Form 10KSB40
period 1997-12-31
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1998-03-31
CIK 1021921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997.
                         Commission File Number 0-21285
                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                         -----------------------------

          Virginia                                    54-1809409
       --------------                               ---------------
(State or other jurisdiction                   (IRS Employer ID number)
    of incorporation)

           7171 George Washington Memorial Highway, Post Office Box 1310,
                    Gloucester, Virginia            23061
              -----------------------------------------------------
               (Address of principal offices)      (Zip Code)

                Registrant's telephone number including area code
                                  (804)693-0628
              -----------------------------------------------------

          Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange
                     Title of Each Class       on which registered
                 Common stock, $5 par value    Nasdaq Stock Market
                 --------------------------------------------------

           Securities registered under Section 12(g) of the Exchange Act:
                                      None
           -------------------------------------------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                                          ---
         Registrant's revenues for the fiscal year ended December 31, 1997:
         $13,706,638

         The aggregate market value (based on a sale price of the stock of $21.00) of Mid-Atlantic Community BankGroup, Inc. voting stock held by non-affiliates as of March 17, 1998 was $36,191,778.*

         As of March 17, 1998, Mid-Atlantic Community BankGroup has 2,187,666 shares of Common Stock $5 Par Value outstanding.*

         The Proxy Statement of the annual meeting of shareholders to be held April 28, 1998 is incorporated by reference in Part III of this Form 10-KSB.



       * These amounts reflect a 2-for-1 stock split on March 16, 1998.



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                              1

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

                                                                                                                      Page
Part I
Item 1.       Business..................................................................................................2
Item 2.       Properties................................................................................................2
Item 3.       Legal Proceedings......................................................................................None
Item 4.       Submission to Matters to a Vote of Security Holders....................................................None

Part II
Item 5.       Market for Common Equity and Related Stockholder Matters..................................................2
Item 6.       Management's Discussion and Analysis...................................................................4-14
Item 7.       Financial Statements..................................................................................15-34
Item 8.       Changes In & Disagreements With Accountants on
                  Accounting and Financial Disclosure................................................................None

Part III
Item 9.       Directors, Executive Officers, Promoters and
                  Control Persons, Compliance With Section 16(a)
                  of the Exchange Act. (1)
Item 10.      Executive Compensation. (1)
Item 11.      Security Ownership of Certain Beneficial Owners and Management. (1)
Item 12.      Certain Relationships and Related Transactions. (1)
Item 13.      Exhibits and Reports on Form 8-K
              (a) Exhibits (2)
              (b) Reports on Form 8-K................................................................................None


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 30, 1998 by the undersigned, thereunto duly authorized.

Mid-Atlantic Community BankGroup, Inc.        W. J. Farinholt,           Kenneth E. Smith,               Kathleen C. Healy,
(Registrant)                                  President and              Executive Vice President        Vice President and
                                              Chief Executive Officer    and Chief Financial Officer     Chief Accounting Officer


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 1998 by the following persons in the capacities indicated

Joseph A. Lombard, Jr., DDS,    W. J. Farinholt,         Kenneth E. Smith,           A Majority Of The Directors Of The Registrant
Chairman                        President and            Exec. Vice President and    whose names appear on page 37.
                                Chief Executive Officer  Chief Financial Officer



(1) This information is omitted pursuant to Instruction E of Form 10-KSB since the Registrant intends to file with the Commission a definitive Proxy Statement containing such information, pursuant to Regulation 14A, not later than 120 days after December 31, 1997.

(2) A list of Exhibits was filed separately with the Commission. Copies of any Exhibits not contained herein may be obtained by writing to Kathleen C. Healy, Secretary, Peninsula Trust Bank, P. O. Box 416, Glenns, VA 23149.






--------------------------------------------------------------------------------
2                                         Mid-Atlantic Community BankGroup, Inc.

GREETINGS TO FELLOW SHAREHOLDERS:
--------------------------------------------------------------------------------


We are pleased to offer our second Annual Report for Mid-Atlantic Community BankGroup (the Company). The operation of Peninsula Trust Bank (the Bank) continues to represent the majority of the Company's activities. As we have reported in the past, we are not content to operate the Bank as an ordinary bank.

Service formed the philosophical foundation upon which the Bank was conceived. Service continues to be the cornerstone of the Bank today. Service is innovative product development delivered by motivated people to interested customers in need of such financial products. Service is an organization which moves to reach out to its customers, anticipating their needs, assisting them in defining their needs and exceeding their expectations. Service is a commitment to CONSISTENT, not occasional excellence. This requires an energized, enthusiastic staff. Your Board of Directors is committed to the task of attracting and retaining such individuals to comprise our team.

This service mindset has produced for you, our owners, another successful year in 1997. Growth measurements once again reflected both impressive trends and absolute levels. Asset growth approximated $23 million for 1997, a 17% increase from the previous year. Despite this aggressive growth level, profit initiatives were not compromised, as evidenced by the 1.26% return on average assets, compared to 1.30% in 1996. Pre-tax net income grew in 1997 to $2,496,000 from $2,346,600 in 1996. After-tax net income for 1997 of $1,830,000 represented a 19% increase over 1996. This translated into $1.76 per share in 1997 versus $1.57 per share in 1996. This 12% increase was affected somewhat by the expanded average primary number of shares outstanding increasing from 975,486 on December 31, 1996 to 1,040,451 on December 31, 1997.

The Board of Directors responded to the outstanding earnings performance by increasing the annual dividend from $0.25 per share (declared in December 1996, paid January 1997) to $0.50 per share (declared December 1997, paid January
1998). This represented a 100% increase. Shareholder value as reflected in December 31, 1997 book value was $17.62 per share, compared to $15.28 at year-end 1996. Additionally, net income represented a return on average equity of 11.34% compared to 10.91% in 1996.

The Company completed another successful stock offering in the third quarter of 1997, issuing 149,500 new shares of common stock, and adding $3.35 million to stockholders' equity. The stock's market value leveled off somewhat in mid 1997 due to flat earnings in the first half of the year. However, the market readily accepted the third quarter offering at $24.50 per share. The price slowly trended upward throughout the remainder of the year. Declaration of the annual dividend in December provided an additional boost to the stock's value by year-end, closing the year at $32.00 per share.

The year, 1997, saw the opening of new quarters for a much needed Operations Center, as well as its fifth banking office. Construction of this facility in Glenns (northern Gloucester) was completed in January 1997 and the building includes a full service banking office as well as expanded and technologically improved offices for our Accounting, Bookkeeping, Check Processing, Data Processing, and Human Resources departments.

The Bank will occupy its new permanent quarters for the Newport News office during the second quarter of 1998. The facility will be an immaculate three-story brick structure at the intersection of Thimble Shoals Boulevard and
J. Clyde Morris Boulevard. It will provide desperately needed improvement in customer access as well as customer and employee convenience in general operations. It is also expected to enhance overall growth of the Peninsula operation.

The Company has executed a Purchase Agreement with Johnson Mortgage Company to form a limited liability company in the name of Johnson Mortgage Company LLC. Subject to regulatory approval, this new venture will enable the Bank to expand its service to loan customers by providing an efficient outlet through which they can seek long term fixed rate products. In addition to providing greater product diversification, the venture is expected to also enhance profitability of the Company.

The Bank entered into contracts during the fourth quarter to purchase two parcels of real estate for future branch expansion at Gloucester Point, in the southern end of Gloucester County. Management is diligently exploring all opportunities for other avenues of expansion in the midst of the continuing consolidation of the banking industry. The march of North Carolina banks through Virginia continued in 1997. The Old Dominion lost three more statewide Virginia banks, Signet, Central Fidelity and Jefferson. Your Company is poised and ready to assume a larger role in providing financial services to eastern Virginia.

As mentioned above, consolidation in the banking industry is again rampant in the United States. Your Board is committed to the mission of increasing shareholder value as its highest priority. This is a complex process in the midst of the flurry of mergers and acquisitions. As we navigate these waters as an independent community Bank, we have charted a course to produce stable enhancement to shareholder value. We believe there is a place in the financial services industry for local community sensitivity. We can, therefore, accomplish the goals of enhancing shareholder value and maintaining independence without such goals being mutually exclusive. Service to our customers, employees, and you, our shareholders, can produce an environment where the needs of each are met fully. We thank you for your continued support and earnestly solicit your business and your suggestions.

Sincerely,





W. J. Farinholt                         Joseph A. Lombard, Jr., DDS
President & CEO                         Chairman of the Board





--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             1

DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Mid-Atlantic Community BankGroup, Incorporated (the "Company") is the parent of Peninsula Trust Bank, Incorporated (the "Bank"), a wholly owned subsidiary. The Bank is a state chartered independent banking institution serving Gloucester (Courthouse & Glenns), James City and Charles City Counties and the Cities of Williamsburg and Newport News, Virginia. The Gloucester, Virginia headquartered Bank operates five full-service banking offices located in Gloucester, Williamsburg, Charles City County, Newport News and Glenns, Virginia. From these offices, Peninsula Trust Bank offers a broad range of financial services including a variety of loan and deposit services, personal lines of credit, equity lines, credit cards and merchant accounts. At year-end 1997 the Bank had 105 employees.

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

Within its primary trade area, the Bank competes with 11 banks with local deposits as of June 30, 1997 of $1.7 billion.


PROPERTIES
--------------------------------------------------------------------------------

The principal office of Peninsula Trust Bank is located at 7171 George Washington Memorial Highway, Gloucester, Virginia. At December 31, 1997, the Bank conducted business from five locations, of which four are owned and one is leased. The Newport News branch will move to permanent owned quarters in the first half of 1998.


MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

There is only one class of equity securities outstanding, common stock, with a par value of $5.00 per share. The capital stock is registered pursuant to the Securities and Exchange Act of 1934, Section 12(g) of the Act. As of December 31, 1997, there were 925 holders of record of the Company's common stock.

Prior to September 20, 1995, the Common Stock sporadically traded in the over-the-counter market. Such trades may not have accurately reflected the fair market value of the Bank's Common Stock. From September 20, 1995 to August 14, 1996 the Bank's Common Stock traded in the NASDAQ SmallCap Market under the symbol "PNTB". Since August 15, 1996, the Company's Common Stock has traded in the NASDAQ SmallCap Market under the symbol "MABG". The following table sets forth the high and low trade prices of the Common Stock for the period January 1, 1995 to December 31, 1997.


                                          High                       Low
--------------------------------------------------------------------------------

1997
Fourth Quarter                          $ 32.00                   $  24.00
Third Quarter                             25.50                      23.00
Second Quarter                            26.00                      23.00
First Quarter                             26.00                      23.00

1996
Fourth Quarter                          $ 26.00                   $  21.00
Third Quarter                             25.00                      20.00
Second Quarter                            25.00                      22.00
First Quarter                             23.50                      18.50

1995
Fourth Quarter                          $ 21.50                   $  19.00
Third Quarter                             22.00                      17.00
Second Quarter                            17.50                      16.50
First Quarter                             17.00                      16.00

--------------------------------------------------------------------------------

2                                        Mid-Atlantic Community BankGroup, Inc.

SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------

At and for the Year Ended December 31,

                                                1997             1996            1995             1994            1993
---------------------------------------------------------------------------------------------------------------------------

EARNINGS STATEMENT DATA:
   Interest income                        $   12,869,089   $  10,653,314   $   8,223,667    $   5,650,761   $   3,828,700
   Interest expense                            5,316,641       4,359,461       3,468,896        2,120,123       1,623,518
---------------------------------------------------------------------------------------------------------------------------

   Net interest income                         7,552,448       6,293,853       4,754,771        3,530,638       2,205,182
   Provision for loan losses                     347,000         380,000         288,000          257,500         255,000
   Other income                                  851,708         623,984         476,964          358,158         289,628
   Other expenses                              5,561,083       4,191,253       3,495,597        2,481,313       1,837,572
   Income taxes                                  666,084         812,650         424,989          397,850          65,964
---------------------------------------------------------------------------------------------------------------------------

   Net income                             $    1,829,989   $   1,533,934   $   1,023,149    $     752,133   $     336,274
---------------------------------------------------------------------------------------------------------------------------

PER SHARE DATA:
   Net income, diluted                              1.76            1.57            1.29             1.20             .57
   Weighted average shares outstanding         1,040,451         975,486         794,376          624,789         592,735
   Book value at period end                        17.62           15.28           14.12            12.01           10.89
   Total shares outstanding                    1,093,833         944,333         944,333          657,978         582,628
   **Cash dividends                                  .50             .25             .12              .16              --

BALANCE SHEET DATA:
   Total Assets                           $  159,305,479   $ 136,434,173   $ 108,313,809    $  80,331,598   $  58,791,921
   Loans, net                                104,240,410      90,978,452      69,556,325       53,604,188      39,570,897
   Investment securities                      31,394,293      27,297,458      24,792,759       12,958,403      10,768,754
   Deposits                                  138,423,082     120,485,341      94,114,738       71,524,431      51,929,928
   Borrowings                                     30,833          43,406          55,322           66,617          77,325
   Stockholders' equity                       19,276,824      14,431,590      13,335,476        7,900,085       6,344,897

PERFORMANCE RATIOS:
   Net interest margin(1)                          5.62%            5.83%           5.55%            5.66%           4.97%
   Return on average assets                        1.26             1.30            1.11             1.10             .69
   Return on average equity                       11.34            10.91           10.38            10.84            5.06
   Efficiency ratio(2)                            65.68            59.52           66.27            63.10           74.67

ASSET QUALITY RATIOS:
   Allowance for loan losses to period
     end loans                                     1.25%            1.21%           1.23%            1.31%           1.20%
   Allowance for loan losses to
     nonperforming assets                          2.26x            4.00x           4.16x           11.88x           1.05x
   Nonperforming assets to period end
     loans and foreclosed properties                .56%             .30%            .30%             .11%           1.15%
   Net charge-offs to average loans                 .14%             .16%            .22%             .06%            .12%

CAPITAL AND LIQUIDITY RATIOS:
   Leverage                                       12.29%           11.42%          12.79%           10.81%          11.65%
   Risk Based Capital Ratios:
     Tier 1 capital                               17.33            14.99           18.28            14.54           17.60
     Total capital                                18.52            16.14           19.47            15.80           18.80
   Average loans to average deposits              77.39            79.10           76.13            77.49           72.25

** On December 9, 1997, the Company declared an annual dividend for 1997 of $.50 per share, which was paid on January 5, 1998 to shareholders of record on December 9, 1997. On December 10, 1996, the Company declared an annual dividend for 1996 of $.25 per share, which was paid on January 6, 1997 to shareholders of record on December 10, 1996. On November 14, 1995, the Bank declared an annual dividend for 1995 of $.12 per share, which was paid on January 5, 1996 to shareholders of record on December 26, 1995. On December 13, 1994, the Bank declared an annual dividend for 1994 of $.10 per share, which was paid on January 5, 1995 to shareholders of record on December 13, 1994. In 1994 the Bank declared and paid a dividend for 1993 of $.06 per share.

 (1) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.

 (2) Computed by dividing non-interest expense less foreclosed property expense by the sum of fully taxable equivalent net interest income and non-interest income, net of securities gains or losses.



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             3

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


Overview

After organizing in 1988 and opening in July 1989, the Bank has posted consistently impressive increases in assets, deposits, and profitability. Earnings of $1,830,000 reported for 1997 represented the eighth consecutive year of increased income. Asset growth also depicted a year of dynamic performance.

The net income level of $1,830,000 in 1997, was a 19.3% increase over 1996 net income of $1,533,900. On a pre-tax basis, net income for the current period was $2,496,000, a 6.4% increase over 1996 pre-tax income of $2,346,600. A meaningful measure of earnings efficiency is ROA (Return on Average Total Assets). An industry benchmark for this ratio is 1.00% which indicates satisfactory employment of resources to support operations, payment of dividends, and internal generation of capital to fund future growth. Typically this level of profitability is common (even expected) in banks with slow to moderate asset growth. However, earnings are sometimes compromised for rapid asset growth. The Bank's asset growth has exceeded 16% in each of its eight full years of operation, representing a real challenge to earnings performance.

The ROA for 1997 was 1.26%, which compares favorably with the industry benchmark and with the Bank's 1996 ROA of 1.30%.


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


Net Interest Income
Total interest and fee income from loans and investments for 1997 was $12,869,100 compared to $10,653,300 in 1996, a 20.8% increase. This was accomplished through an increase in total average earning assets from $110,029,000 for 1996 to $135,693,000 for 1997. As a percentage of average total assets, the earning assets component was relatively constant, declining slightly from 93.3% in 1996 to 93.2% in 1997. Total interest expense increased $957,100 (22.0%) in 1997 to a total of $5,316,600.

Net interest income (tax equivalent interest income less interest expense) increased $1,214,000 (18.9%) in 1997. The net interest margin ratio (tax equivalent net interest income expressed as a percentage of average earning assets) declined from 5.83% in 1996 to 5.62% in 1997. The net interest margin remains above Management's target of 5.25%. The banking industry, as a whole, is forecasting tighter or shrinking interest margins. This is due to steadily rising competition for sources of funds from such nonbank competition as credit unions and mutual funds. Competition for consumer loans, particularly vehicle and mortgage related (equity line) products continues to be impacted by nonbank players also.

The complexity of this competition is that it is being conducted on an uneven playing field in that banks and credit unions have dissimilar income tax liabilities. Banks bear substantially greater tax burdens than do credit unions. This has resulted in intense pressure on competitive interest rates. The challenge for Bank management, therefore, is to expand its search for non-interest income and other efficiencies in its operations.


Non-interest Income
Total non-interest income in 1997 was $852,000, a 36.5% increase over the previous year. The primary source of non-interest income is service charges and fees related to deposit accounts. Certain fees were increased in the second half of 1996, and their beneficial impact was





--------------------------------------------------------------------------------
4                                        Mid-Atlantic Community BankGroup, Inc.

immaterial for the year. However, the impact on the full year of 1997 proved quite positive. All service fees are under review for the possibility of upward adjustment. The Company will continue its efforts to control what customers perceive as nuisance charges to maximize its competitive position, although the ability to maintain consistent profit levels will require greater contributions from non-interest income to offset future pressure on net interest income.


Non-interest Expense
Total non-interest expense totaled $5,561,000 in 1997, up from 1996's $4,191,250. This 32.7% increase was up from the 20.8% increase between 1995 and 1996, due primarily to the additional expenses incurred with the opening of the Bank's operations center and fifth full service branch in January 1997. Additionally, the implementation of independent loan review and internal audit contributed to increased payroll and benefits expense.


Financial Condition

Another year of quality growth occurred as the Company saw total assets increase to $159.3 million which represented a $22.9 million increase, or 16.8% over year-end 1996. The primary source of this growth was an increase in total deposits of $17.9 million (14.9%). Employment of these new resources was accomplished through increases in the loan portfolio and investment securities account of $13.2 million (14.5%) and $4.1 million (15.0%), respectively. Loan demand was strong throughout 1997. Other time deposits led the way in deposit growth reflecting a 43.7% increase from December 31, 1996, ending 1997 at $64.7 million.


Provision/Allowance for Loan Losses & Asset Quality
During 1997 the Bank provided $347,000 to the reserve for loan losses. This represents a decrease of $33,000 from 1996. At year-end 1997 the reserve equaled $1,324,000, a sound 1.25% of outstanding loans. Loans past due 30 days or more and still accruing interest totaled $2,667,000 (2.53% of outstandings) compared to 2.29% at December 31, 1996. Non-performing assets at year-end 1997 totaled $587,000. Net charge-offs for 1997 were $134,000, equal to net charge-offs in 1996. Credit decisions continue to be based on the borrower's cash flow, the value of underlying collateral, and the integrity of the borrower. The economy, both nationally and locally, has enjoyed an extended recovery/growth cycle. Yet personal and small business bankruptcies have reflected a disturbing growth trend. Although the Bank has not been materially "victimized" by this bankruptcy trend, management is substantially more attentive to underwriting standards and the importance of a meaningful loss reserve.


Capital Resources and Liquidity
Capital growth was again supported through the improved earnings performance discussed above. The Company completed another successful common stock offering in 1997, resulting in an increase to capital, net of issuance costs of $3.35 million. The increase in capital resulted in a capital to total assets ratio at year-end 1997 of 12.1%, compared to 10.6% at December 31, 1996. This level is considered an ample reserve to support continued asset growth for the immediate future and to provide a buffer against unforeseeable downturns in business and economic cycles and is substantially above regulatory prescribed minimum recommended levels.

Liquidity is provided through several sources. The most readily convertible to cash is "Federal funds sold," or the overnight sale of excess reserves to other banks. The Company has adopted policy and procedure guidelines to comply with Regulation F of the Board of Governors of the Federal Reserve System regarding interbank liabilities risk, limiting the Company's exposure to credit risk in its dealing with correspondent banks. Sales of Fed funds averaged $8.1 million during 1997, up 92.9% from the $4.2 million average of 1996. The increase was due to call activity in the investment portfolio. Management will target an average Fed funds sales level of $7.5 million for 1998. Additional liquidity exists within the investment account where $100,000 matures within ninety days. Also, $700,000 of callable bonds is projected to be called within three months at current interest rate levels and another $1,125,000 is projected to be called in three to twelve months. The Company also maintains confirmed lines of credit with its primary correspondent banks to purchase Federal funds in amounts up to $5.4 million. The Company's ability to satisfy credit demands, routine deposit withdrawals, and other corporate needs is considered adequate. Management is not aware of any known trends, demands, events, commitments, or uncertainties that either will result or reasonably might result in a material decrease in liquidity.


Year 2000
The Company has established a committee to address and evaluate potential problems that may arise with respect to the Year 2000. The committee is responsible for identifying potential problems and uncertainties that would cause financial reporting to be inaccurate, addressing the cost associated with resolving any Year 2000 problems and compilation of documentation relating to testing of computer programs and equipment.

It is management's opinion that the cost of addressing the Year 2000 issue will not be a material event or uncertainty that would cause previously reported financial information to no longer be accurate. Also, management is of the opinion that the cost or consequences of the Year 2000 will not represent a known material event or uncertainty that will reasonably be expected to adversely affect future financial results.





--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             5

Average Balances, Interest Income
and Expenses, Average Yields and Rates
-------------------------------------------------------------------------------

Year Ended December 31,
                                                  1997                           1996                           1995
--------------------------------------------------------------------------------------------------------------------------------
                                                Interest                       Interest                       Interest
                                       Average   Income/  Yield/      Average   Income/  Yield/      Average   Income/  Yield/
(Dollars in Thousands)                 Balance   Expense   Rate       Balance   Expense    Rate     Balance   Expense   Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest earning assets:
   Federal funds sold                $   8,073  $    454    5.62%   $   4,153  $   231     5.56%    $ 6,445   $   378    5.87%
--------------------------------------------------------------------------------------------------------------------------------
   Securities:  (1)
   Obligations of
     U.S. Treasury                         626        44    7.03           61        5     8.20          --        --      --
     U.S. government
       agencies and corp.               20,370     1,501    7.37       17,930    1,291     7.20      13,642       894    6.55
   Other securities                      7,771       579    7.46        6,562      559     8.52       4,551       340    7.47
--------------------------------------------------------------------------------------------------------------------------------
   Total securities                     28,767     2,124    7.38       24,553    1,855     7.55      18,193     1,234    6.78
--------------------------------------------------------------------------------------------------------------------------------
   Loans                                98,853    10,368   10.49       81,323    8,689    10.68      61,703     6,653   10.78
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets          135,693    12,946    9.54      110,029   10,775     9.79      86,341     8,265    9.57%
--------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets:
   Cash and due from banks               4,133                          3,797                         2,721
   Other assets                          7,746                          5,631                         4,294
   Gross unrealized gain (loss)
     on available for sale securities     (163)                          (309)                           22
   Less: allowance for loan losses      (1,263)                          (985)                         (796)
   Deferred loan fees                     (508)                          (431)                         (375)
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest-earning assets        9,945                          7,703                         5,866
--------------------------------------------------------------------------------------------------------------------------------
Total assets                           145,638                     $  117,732                    $   92,207
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing liabilities:
   Deposits:
     Interest bearing demand        $   22,469  $    787    3.50%   $  21,471  $   690     3.21%    $16,600   $   523    3.15%
     Savings                            15,469       440    2.84       10,710      357     3.33       9,018       303    3.36
     Other time                         73,072     4,078    5.58       57,115    3,301     5.78      45,302     2,632    5.81
--------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing
     deposits                          111,010     5,305    4.78       89,296    4,348     4.87      70,920     3,458    4.88
--------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                   250        10    4.00          233        9     3.86         197         8    4.06
   Long-term debt                           37         2    5.41           50        3     6.00          61         3    4.92
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     111,297     5,317    4.78       89,579    4,360     4.87      71,178     3,469    4.87%
--------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
   Demand deposits                      16,725                          13,51                        10,132
   Other liabilities                     1,484                            785                         1,017
--------------------------------------------------------------------------------------------------------------------------------
Total non-interest-bearing
   liabilities                          18,209                         14,299                        11,149
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                      129,506                        103,878                        82,327
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                    16,132                         13,854                         9,880
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity             $  145,638                      $ 117,732                       $92,207
================================================================================================================================
Interest spread (2)                                         4.76%                          4.92%                         4.70%
Net interest income/net
   interest margin (3)                                      5.62%                          5.83%                         5.55%

(1) Includes Investment Securities and Investments Held for Sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Securities."

(2) Interest spread is the average yield earned on earning assets less the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is fully taxable equivalent net interest income expressed as a percentage of average earning assets.
-------------------------------------------------------------------------------

6                                        Mid-Atlantic Community BankGroup, Inc.

Volume and Rate Analysis
-------------------------------------------------------------------------------

                                                                     Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------

                                              1997 Compared to 1996                           1996 Compared to 1995
                                                  Change Due To:                                  Change Due To:
(Dollars in Thousands)                 Volume          Rate             Net           Volume           Rate            Net
---------------------------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                     $   218        $   5           $  223         $  (134)         $  (13)       $ (147)
---------------------------------------------------------------------------------------------------------------------------
Securities:
   Treasury Obligations                     46           (7)              39               5              --             5
   Obligations of U.S. government
     agencies and corporations             176           34              210             281             116           397
   Other                                   103          (83)              20             150              69           219
---------------------------------------------------------------------------------------------------------------------------
     Total securities                      325          (56)             269             436             185           621
---------------------------------------------------------------------------------------------------------------------------
Loans                                    1,873         (194)           1,679           2,115             (79)        2,036
---------------------------------------------------------------------------------------------------------------------------
Total interest income                    2,416         (245)           2,171           2,417              93         2,510
---------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits:
     Interest bearing demand                32           65               97             153              14           167
     Savings                               159          (76)              83              57              (3)           54
     Other time                            922         (145)             777             686             (17)          669
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                  1,113         (156)             957             896              (6)          890
Short-term borrowing                         1            0                1               0               1             1
Long-term debt                              (1)           0               (1)              0               0             0
---------------------------------------------------------------------------------------------------------------------------
   Total interest expense                1,113         (156)             957             896              (5)          891
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net
Interest income                          1,303          (89)           1,214           1,521              98         1,619
===========================================================================================================================


Interest Sensitivity Analysis
-------------------------------------------------------------------------------

                                                                        Maturing or Repricing In:
---------------------------------------------------------------------------------------------------------------------------

                                               Within           90-365             1-5            Over
(Dollars in Thousands)                          90 Days          Days             Years          5 Years          Total
---------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
   Federal funds sold                         $    8,414       $      --       $      --        $      --       $   8,414
   Investment securities (1)                          70             505           6,841           23,897          31,313
   Loans (2)                                      30,647           9,397          36,994           28,766         105,804
---------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets            $   39,131       $   9,902       $  43,835        $  52,663       $ 145,531
===========================================================================================================================

Interest Bearing Liabilities:
   Deposits:
     Interest bearing demand                       9,999              --           4,408               --          14,407
     MMDAs and other savings                      17,324              --           9,701               --          27,025
     Time deposits $100,000 and over               3,002           7,563           2,963               --          13,528
Other time deposits                               12,016          32,857          19,800               --          64,673
   Other borrowed money                              292              13              18               --             323
---------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities       $   42,633       $  40,433       $  36,890        $      --       $ 119,956
===========================================================================================================================
Period gap                                    $   (3,502)      $ (30,531)      $   6,945        $  52,663       $  25,575
Cumulative gap                                $   (3,502)      $ (34,033)      $ (27,088)       $  25,575
Cumulative gap as a percent
   of total earning assets                        (2.41%)        (23.39%)        (18.61%)           7.57%

(1) The amounts shown for securities do not reflect the unrealized gain on available for sale securities, which was approximately $80,000 at December 31, 1997.

(2) The amounts shown for loans have not been reduced by the allowance for loan losses or unearned income, which were approximately $1,324,000 and $542,000, respectively, at December 31, 1997.





-------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             7

The Bank had $34.0 million more in liabilities than assets that will reprice within one year based on contractual maturities. However, the Bank projects cash flows based on various factors in the investment portfolio. These include, in addition to contractual maturities, expected calls of bonds and principal paydowns of amortizing bonds. Projected cash flows represent repricing opportunities not reflected in the table above and total approximately $3.5 million in additional repricing in the 0 to 365 days time interval. This results in approximately $30 million more in liabilities than assets which reprice within one year, a negative gap under 21% of earning assets. Management's target for this ratio in 1998 is between 16% and 19%. Positive gaps can affect earnings adversely in a period of declining rates, while negative gaps can adversely impact earnings in a period of rising rates. Management manages the interest rate risks by monitoring the balances, rates, call features and maturities of rate sensitive assets and liabilities.


Securities

The Bank's securities portfolio serves several purposes. Portions of the portfolio are held as investments, while the remaining portions are used to assist the Bank in liquidity and asset liability management.

In June, 1993, the Financial Accounting Standards Board adopted FASB 115, which changes the manner in which financial institutions classify and account for their investment securities for fiscal years beginning after December 15, 1993. In response to this rule change, as of January 1, 1994, the Bank revised its investment securities policy and divided its investment securities portfolio into two components, (i) securities held to maturity and (ii) securities available for sale. The new investment securities policy resulted in a classification at December 31, 1994 of $8.7 million of investment securities to securities available for sale. The remaining $4.3 million of investment securities were classified as held to maturity. This classification had no material effect on the Bank's financial condition or results of operations in the year ended December 31, 1994. Management elected in December 1995 to classify the entire portfolio as available for sale. In July 1997, management performed an extensive earnings and liquidity review of the investment portfolio. This analysis resulted in a reclassification of previously available for sale bonds totaling $5.9 million as held to maturity, none of which reflected any unrealized loss at the time of transfer.

Securities are classified as securities held to maturity when management has the intent and the Bank has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in stockholders' equity. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Bank's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.

The following tables summarize the book value of the Bank's investment securities at the dates indicated.

Securities Portfolio

                                                                                           December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                      1997               1996                1995
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                                                 $     629          $     535
U. S. government agencies and Corporations                                  13,337             15,651           $  12,967
State and local governments                                                  6,628              7,467               5,860
Mortgage-backed securities                                                  10,316              3,195               5,613
Other securities                                                               343                343                 289
Other equity securities                                                         57                351                  --
Unrealized gain (loss) on securities available for sale                         81               (245)                 63
---------------------------------------------------------------------------------------------------------------------------
   Total securities                                                      $  31,394          $  27,297           $  24,792
===========================================================================================================================

The book value and weighted average yield of the Bank's investment securities at December 31, 1997, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.







--------------------------------------------------------------------------------
8                                         Mid-Atlantic Community BankGroup, Inc.

Amount and Average Yield of Investment Securities

                                                                                              Amount          Average Yield
---------------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                                  $    604,571              5.65%
Due after one year through five years                                                       2,683,812              5.87
Due after five years through ten years                                                     10,573,628              6.99
Due after ten years                                                                        17,051,956              7.02
Federal Reserve Bank stock                                                                    342,650              6.00
Other equity securities                                                                        57,500              1.04
---------------------------------------------------------------------------------------------------------------------------
   Total securities                                                                      $ 31,314,117              6.86
===========================================================================================================================


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


Loan Portfolio

                                                                                            December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                     1997                 1996               1995
---------------------------------------------------------------------------------------------------------------------------


Commercial mortgage                                                    $    23,135          $  19,622           $  10,581
Residential mortgage                                                        28,987             25,056              21,609
Home equity                                                                 10,905              9,318               7,742
Construction                                                                 6,059              6,915               6,806
Commercial                                                                  12,477             10,292               6,534
Installment                                                                 23,926             20,848              16,854
All other                                                                      617                522                 717
---------------------------------------------------------------------------------------------------------------------------
Total loans                                                                106,106             92,573              70,843
Less:  unearned income                                                         542                483                 421
Less:  allowance for loan losses                                             1,324              1,112                 866
---------------------------------------------------------------------------------------------------------------------------
Loans, net                                                             $   104,240          $  90,978           $  69,556
===========================================================================================================================


Remaining Maturities of Selected Loans

                                                                                    December 31, 1997
--------------------------------------------------------------------------------------------------------
                                                                   Commercial, Financial   Real Estate -
(Dollars in Thousands)                                               and Agricultural      Construction
--------------------------------------------------------------------------------------------------------
Within 1 year                                                            $  4,092            $ 4,314
--------------------------------------------------------------------------------------------------------
Variable Rate:
   1 to 5 years                                                             1,091                730
   After 5 years                                                              479                208
--------------------------------------------------------------------------------------------------------
     Total                                                               $  1,570            $   938
--------------------------------------------------------------------------------------------------------
Fixed Rate:
   1 to 5 years                                                             6,213                131
   After 5 years                                                              602                676
--------------------------------------------------------------------------------------------------------
     Total                                                               $  6,815            $   807
--------------------------------------------------------------------------------------------------------
       Total Maturities                                                  $ 12,477            $ 6,059
========================================================================================================



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             9

The following table summarizes non-performing assets for the periods indicated.


Non-Performing Assets

                                                                                           December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                     1997                1996                1995
---------------------------------------------------------------------------------------------------------------------------
Loans accounted for on a non-accrual basis                               $    302            $   190              $  137
Loans contractually past due 90 days or more as
   to interest or principal payments (not included
   in non-accrual loans above)                                                 77                 88                  71
Loans restructured and in compliance with modified terms
   (not included in non-accrual loans or loans contractually
   past due 90 days or more above)                                             --                 --                  --
Other real estate owned                                                       208                 --                  --
---------------------------------------------------------------------------------------------------------------------------
   Total                                                                 $    587            $   278              $  208
===========================================================================================================================

As to the nonaccrual loans at December 31, 1997 referred to above, approximately $38,155 of interest income would have been recorded during such period if the loan had been current and the interest thereon had been accrued.

The provision for loan losses totaled $347,000, $380,000 and $288,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's potential net loan losses while continuing to increase the allowance for loan losses as the Bank's loan portfolio increases.

The following table summarizes changes in the allowance for loan losses.


Allowance for Loan Losses

                                                                                           December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                     1997                1996                1995
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                           $  1,112            $   866             $    713
Charge-offs:
   Commercial mortgage                                                         --                 --                   --
   Residential mortgage                                                        --                  9                   15
   Real estate construction                                                    --                 --                   --
   Home equity                                                                 --                 --                   --
   Commercial                                                                  78                134                   13
   Installment and all other consumer loans                                   112                 18                  142
---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                             190                161                  170
---------------------------------------------------------------------------------------------------------------------------
Recoveries on previous loan losses:
   Commercial mortgage                                                         --                 --                   --
   Residential mortgage                                                        --                  9                   --
   Real estate construction                                                    --                 --                   --
   Home equity                                                                 --                 --                   --
   Commercial                                                                  20                134                    4
   Installment and all other consumer loans                                    35                 18                   31
---------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                               55                 27                   35
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                               135                134                  135
Provision charged to operations                                               347                380                  288
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                 $  1,324            $ 1,112             $    866
===========================================================================================================================

Net charge-offs as a percent of average loans                                .14%               .16%                 .22%
Total allowance as a percent of loans outstanding at period end             1.25%              1.21%                1.23%




--------------------------------------------------------------------------------
10                                       Mid-Atlantic Community BankGroup, Inc.

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


Allocation of the Allowance for Loan Losses

A breakdown of the allowance for loan losses is provided in the following table. However, such a breakdown has not historically been maintained by the Company and management does not believe that the allowance can be fragmented by category with a degree of precision that would be useful to investors. Due to the relatively small amounts of net loan losses over the past three years, the breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the character of future loan losses. The entire amount of the allowance is available to absorb losses in any category. The allowance is allocated below based primarily on the relative percent of loan losses in each category, which represents the expected and provided for inherent losses in the portfolio. In March 1997, the Company implemented a loan review process, which is being performed by an individual not involved in the Company's lending operations. The objective of the loan review process will be to assign every loan a credit quality rating, thereby enabling management to better assess the risk of loss within the Company's loan portfolio and to create a more accurate relationship between the allowance for loan losses and categories of loans.


                                                                       Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------

                                                  1997                          1996                         1995
----------------------------------------------------------------------------------------------------------------------------

                                                       Percentage                   Percentage                    Percentage
                                                        of Total                     of Total                      of Total
(Dollars in Thousands)                   Allowance       Loans         Allowance       Loans         Allowance      Loans
----------------------------------------------------------------------------------------------------------------------------


Commercial mortgage                      $    146         22%           $   133         21%          $    103       15%
Residential mortgage                           13         27                 13         27                  9       30
Real estate construction                       53          6                 56          8                 43       10
Home equity                                    40         10                 20         10                 18       11
Commercial                                    596         12                500         11                390        9
Installment and all other consumer loans       47         23                390         23                303       25
----------------------------------------------------------------------------------------------------------------------------
   Total                                 $  1,324        100%           $ 1,112        100%          $    866      100%
----------------------------------------------------------------------------------------------------------------------------

The following table is a summary of average deposits and average rates paid.


Average Deposits and Average Rates Paid

                                                                        Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                 1997                            1996                          1995
---------------------------------------------------------------------------------------------------------------------------


                                        Average      Average            Average       Average          Average      Average
(Dollars in Thousands)                  Balance       Rate              Balance        Rate            Balance       Rate
---------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand deposits   $ 16,725          --            $  13,514         --           $  10,132        --
Interest bearing demand deposits         22,469        3.50%              21,471       3.21%             16,600      3.15%
Savings deposits                         15,469        2.84%              10,710       3.33%              9,018      3.36%
Time deposits                            73,072        5.58%              57,115       5.78%             45,302      5.81%
---------------------------------------------------------------------------------------------------------------------------
   Total (weighted average rate)       $127,735        4.15%           $ 102,810       4.23%          $  81,052      4.27%
---------------------------------------------------------------------------------------------------------------------------




-------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                            11

The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1997.


Maturities of Time Deposits of $100,000 and Over

(Dollars in Thousands)                        Amount                     Percent
--------------------------------------------------------------------------------
Three months or less                         $   3,002                     22.2%
Three to six months                              1,478                     10.9
Six to twelve months                             6,085                     45.0
Over twelve months                               2,963                     21.9
--------------------------------------------------------------------------------

Total                                        $  13,528                    100.0%
--------------------------------------------------------------------------------

To the extent that deposits grow faster than loans, the Bank will use these excess funds for investment securities and other earning assets. Management will seek to control the growth of deposits in any new branches, as it does in its current operations, through interest rate management and marketing.

The following table shows the Bank's risk-based capital ratios and stockholders' equity to total assets at December 31, 1997 and 1996.


Analysis of Capital

                                                                                       December 31,
--------------------------------------------------------------------------------------------------------
                                                      Regulatory Minimum              1997         1996
--------------------------------------------------------------------------------------------------------
Capital Ratios:
   Risk-based capital:
     Tier 1                                                  4.00%                   17.33%       14.99%
     Total                                                   8.00                    18.52        16.14
   Leverage                                                  4.00                    12.29        11.42
   Stockholders' equity to total assets                       n/a                    12.10        10.58

Accounting Rule Changes

In June 1996, the FASB issued FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control of the affected asset or liability that it controls or surrenders. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

In October 1996, the FASB issued FASB Statement No. 127, which deferred for one year paragraphs 9-12 (Accounting for Transfers and Servicing of Financial Assets) under FASB No. 125 for securities lending, repurchase agreements, dollar rolls and other secured transactions. The FASB also agreed to defer for one year paragraph 15 (Secured Borrowings and Collateral) under FASB No. 125 for all transactions.

During June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. FASBNo. 130 is effective for financial statements beginning after December 15, 1997.

Additionally during June of 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.







--------------------------------------------------------------------------------
12                                        Mid-Atlantic Community BankGroup, Inc.

CONSOLIDATED BALANCE SHEETS - FIVE YEARS
-------------------------------------------------------------------------------
As of December 31,

                                                 1997            1996            1995             1994            1993
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CASH AND DUE FROM BANKS                   $    6,959,941   $   6,014,540   $   4,553,325    $   2,829,322   $   2,309,194

INVESTMENT SECURITIES                         31,394,293      27,297,458      24,792,759       12,958,403      10,768,754

FEDERAL FUNDS SOLD                             8,414,383       5,363,865       4,678,330        7,266,290       3,465,000

LOANS (Net of allowance for loan losses)     104,240,410      90,978,452      69,556,325       53,604,188      39,570,897

PREMISES AND EQUIPMENT                         5,928,036       4,922,897       3,308,385        2,675,972       2,004,086

OTHER ASSETS                                   2,368,416       1,856,961       1,424,685          997,423         673,990
---------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                         $  159,305,479   $ 136,434,173   $ 108,313,809    $  80,331,598   $  58,791,921
---------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Demand     $                               18,790,674   $  15,133,165  $   14,333,604  $    13,912,420   $   6,041,383
   NOW and money market                       25,673,493      25,967,974      17,605,457       18,433,465      15,581,305
   Savings                                    15,757,868      14,969,421       9,331,624        8,722,803       6,967,012
   Time, $100,000 and over                    13,528,085       9,416,511       8,798,436        5,042,663       3,001,061
   Other time                                 64,672,962      54,998,270      44,045,617       25,413,080      20,339,167
---------------------------------------------------------------------------------------------------------------------------

     Total Deposits                       $  138,423,082   $ 120,485,341   $  94,114,738    $  71,524,431   $  51,929,928

OTHER BORROWED FUNDS                              30,833          43,406          55,322           66,617          77,325

OTHER LIABILITIES                              1,574,740       1,473,836         808,273          840,465         439,771
---------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES                    $  140,028,655   $ 122,002,583   $  94,978,333    $  72,431,513   $  52,447,024
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Capital stock - par value $5 per share:
     Issued and outstanding               $    5,469,165   $   4,721,665   $   4,721,665    $   3,289,890   $   2,913,140
   Stock options                                   7,380           7,380           7,380            7,380           7,380
   Class A warrants                                   --              --              --           53,229          53,378
   Surplus                                     9,294,260       6,693,925       6,692,775        3,734,707       3,060,015
   Retained earnings (deficit)                 4,453,102       3,170,029       1,724,690          962,367         310,984
   Unrealized gain (loss) on securities
     available for sale                           52,917        (161,409)        188,966         (147,488)             --
---------------------------------------------------------------------------------------------------------------------------

     TOTAL STOCKHOLDERS'
       EQUITY                             $   19,276,824   $  14,431,590   $  13,335,476   $    7,900,085   $   6,344,897
---------------------------------------------------------------------------------------------------------------------------


     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $  159,305,479   $ 136,434,173   $ 108,313,809    $  80,331,598   $  58,791,921
---------------------------------------------------------------------------------------------------------------------------







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             13

CONSOLIDATED STATEMENTS OF INCOME - FIVE YEARS
--------------------------------------------------------------------------------
Years Ended December 31,

                                                 1997            1996            1995             1994            1993
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans             $   10,367,696   $   8,689,054   $   6,652,980    $   4,785,973   $   3,147,804
   Interest on investment securities:
     Taxable                                   1,790,945       1,393,367       1,051,863          597,910         545,795
     Tax exempt                                  255,933         340,031         141,497          122,458          69,120
   Interest on federal funds sold                454,515         230,862         377,327          144,420          65,981
---------------------------------------------------------------------------------------------------------------------------

       Total Interest Income              $   12,869,089   $  10,653,314   $   8,223,667    $   5,650,761   $   3,828,700

   Interest on deposits                        5,316,641       4,359,461       3,468,896        2,120,123       1,623,518
---------------------------------------------------------------------------------------------------------------------------

       Net Interest Income                $    7,552,448   $   6,293,853   $   4,754,771    $   3,530,638   $   2,205,182

PROVISION FOR LOAN LOSSES                        347,000         380,000         288,000          257,500         255,000
---------------------------------------------------------------------------------------------------------------------------

       Net Interest Income After Provision
       For Loan Losses                    $    7,205,448   $   5,913,853   $   4,466,771    $   3,273,138   $   1,950,182
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Service charges on deposit accounts    $      618,324   $     479,651   $     388,245    $     288,413   $     226,612
   Other service charges                          71,657          57,765          30,353           26,154           7,861
   Other                                         147,568          88,504          59,106           43,591          21,395
   Net investment security gains (losses)         14,159          (1,936)           (740)              --          33,760
---------------------------------------------------------------------------------------------------------------------------

                                          $      851,708   $     623,984   $     476,964    $     358,158   $     289,628
---------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES:
   Salaries and employee benefits         $    2,842,510   $   2,153,570   $   1,842,746    $   1,304,361   $     980,147
   Occupancy                                     472,334         308,224         264,135          174,386         118,841
   Equipment                                     822,827         642,085         499,273          339,740         272,541
   Other                                       1,423,412       1,087,374         889,443          662,826         466,043
---------------------------------------------------------------------------------------------------------------------------

                                          $    5,561,083   $   4,191,253   $   3,495,597    $   2,481,313   $   1,837,572
---------------------------------------------------------------------------------------------------------------------------

       Income Before Income Tax           $    2,496,073   $   2,346,584   $   1,448,138    $   1,149,983   $     402,238

PROVISION FOR INCOME TAX                         666,084         812,650         424,989          397,850          65,964
---------------------------------------------------------------------------------------------------------------------------

       Net Income                         $    1,829,989   $   1,533,934   $   1,023,149    $     752,133   $     336,274
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE
SHARES OUTSTANDING:
   Basic                                       1,006,643         944,333         774,321          612,081         582,628
   Diluted                                     1,040,451         975,486         794,376          624,789         592,735

NET INCOME PER
COMMON SHARE:
   Basic                                            1.82            1.62            1.32             1.23             .58
   Diluted                                          1.76            1.57            1.29             1.20             .57

--------------------------------------------------------------------------------
14                                        Mid-Atlantic Community BankGroup, Inc.
                                          [Smith & Eggleston Letterhead]
                                           Smith & Eggleston, P.C.
                                           Certified Public Accountants
                                           8003 Franklin Farms Drive, Suite 100
                                             Richmond, Virginia 23229-5107
                                               (804) 288-4938
                                               FAX (804) 288-5085








INDEPENDENT AUDITORS' REPORT



Board of Directors
Mid-Atlantic Community BankGroup, Inc.
Gloucester, Virginia


We have audited the accompanying consolidated balance sheets of Mid-Atlantic Community BankGroup, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Community BankGroup, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





January 16, 1998







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             15

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1997 and 1996

                                                                                             1997                1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS

CASH AND DUE FROM BANKS  (Note 15)                                                      $   6,959,941       $   6,014,540

INVESTMENT SECURITIES  (Notes 1 & 2)                                                       31,394,293          27,297,458

FEDERAL FUNDS SOLD                                                                          8,414,383           5,363,865

LOANS:  (Net of allowance for loan losses of $1,324,242 and
   $1,111,607 for 1997 and 1996, respectively)  (Notes 1 & 3)                             104,240,410          90,978,452

PREMISES AND EQUIPMENT  (Notes 1 & 7)                                                       5,928,036           4,922,897

OTHER ASSETS  (Note 4)                                                                      2,368,416           1,856,961
---------------------------------------------------------------------------------------------------------------------------

     Total Assets                                                                       $ 159,305,479       $ 136,434,173
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
   Demand                                                                               $  18,790,674       $  15,133,165
   NOW and money market                                                                    25,673,493          25,967,974
   Savings                                                                                 15,757,868          14,969,421
   Time, $100,000 and over                                                                 13,528,085           9,416,511
   Other time                                                                              64,672,962          54,998,270
---------------------------------------------------------------------------------------------------------------------------

     Total Deposits                                                                     $ 138,423,082       $ 120,485,341

OTHER BORROWED FUNDS  (Note 13)                                                                30,833              43,406
OTHER LIABILITIES  (Note 5)                                                                 1,574,740           1,473,836
---------------------------------------------------------------------------------------------------------------------------

     Total Liabilities                                                                  $ 140,028,655       $ 122,002,583
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY:
   Common stock - par value $5 per share:  (Notes 9 & 10)
     Shares issued and outstanding - 1997 - 1,093,833; 1996 - 944,333                   $   5,469,165       $   4,721,665
   Stock options  (Note 10)                                                                     7,380               7,380
   Surplus                                                                                  9,294,260           6,693,925
   Retained earnings                                                                        4,453,102           3,170,029
   Unrealized gain (loss) on securities available for sale  (Note 2)                           52,917            (161,409)
---------------------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                         $  19,276,824       $  14,431,590
---------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                         $ 159,305,479       $ 136,434,173
---------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements



--------------------------------------------------------------------------------
16                                        Mid-Atlantic Community BankGroup, Inc.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Years Ended December 31,

                                                                          1997               1996                 1995
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                                         $ 10,367,696       $  8,689,054        $  6,652,980
   Interest on investment securities:
     Taxable                                                             1,790,945          1,393,367           1,051,863
     Tax exempt                                                            255,933            340,031             141,497
   Interest on federal funds sold                                          454,515            230,862             377,327
---------------------------------------------------------------------------------------------------------------------------

       Total Interest Income                                          $ 12,869,089       $ 10,653,314        $  8,223,667

   Interest on deposits                                                  5,316,641          4,359,461           3,468,896
---------------------------------------------------------------------------------------------------------------------------

       Net Interest Income                                            $  7,552,448       $  6,293,853        $  4,754,771

PROVISION FOR LOAN LOSSES  (Notes 1 & 3)                                   347,000            380,000             288,000
---------------------------------------------------------------------------------------------------------------------------

       Net Interest Income After Provision For Loan Losses            $  7,205,448       $  5,913,853        $  4,466,771
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                $    618,324       $    479,651        $    388,245
   Other service charges                                                    71,657             57,765              30,353
   Other                                                                   147,568             88,504              59,106
   Net investment securities gains (losses)                                 14,159             (1,936)               (740)
---------------------------------------------------------------------------------------------------------------------------

                                                                      $    851,708       $    623,984        $    476,964
---------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                     $  2,842,510       $  2,153,570        $  1,842,746
   Occupancy                                                               472,334            308,224             264,135
   Equipment                                                               822,827            642,085             499,273
   Other                                                                 1,423,412          1,087,374             889,443
---------------------------------------------------------------------------------------------------------------------------

                                                                      $  5,561,083       $  4,191,253        $  3,495,597
---------------------------------------------------------------------------------------------------------------------------

       Income Before Income Tax                                       $  2,496,073       $  2,346,584        $  1,448,138

PROVISION FOR INCOME TAX  (Notes 1 & 11)                                   666,084            812,650             424,989
---------------------------------------------------------------------------------------------------------------------------

       Net Income                                                     $  1,829,989       $  1,533,934        $  1,023,149
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                 1,006,643            944,333             774,321
   Diluted                                                               1,040,451            975,486             794,376
---------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE:
   Basic                                                              $       1.82       $       1.62        $       1.32
   Diluted                                                            $       1.76       $       1.57        $       1.29
---------------------------------------------------------------------------------------------------------------------------



See Notes To Consolidated Financial Statements



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             17

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Years Ended December 31, 1997, 1996 and 1995

                                       Common          Stock         Class A                       Retained
                                        Stock         Options       Warrants         Surplus       Earnings        Total
---------------------------------------------------------------------------------------------------------------------------
BALANCE-JANUARY 1, 1995             $ 3,289,890      $  7,380       $  53,229     $ 3,734,707   $   814,879    $  7,900,085

   Sold 149,500 shares                  747,500            --              --       1,514,401            --       2,261,901
   Sold 16,180 shares                    80,900            --              --         186,070            --         266,970
   Warrants exercised                   603,375            --         (51,552)      1,256,072            --       1,807,895
   Warrants purchased                                                  (1,677)          1,525            --            (152)
   Dividends declared                        --            --              --              --      (113,338)       (113,338)
   Net income                                --            --              --              --     1,023,149       1,023,149
   Unrealized gain on securities
     available for sale  (Note 2)            --            --              --              --       188,966         188,966
---------------------------------------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 1995           $ 4,721,665      $  7,380       $      --     $ 6,692,775   $ 1,913,656    $ 13,335,476

   Additional contributed capital            --            --              --           1,150            --           1,150
   Dividends declared                        --            --              --              --      (236,083)       (236,083)
   Net income                                --            --              --              --     1,533,934       1,533,934
   Unrealized loss on securities
     available for sale  (Note 2)            --            --              --              --      (202,887)       (202,887)
---------------------------------------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 1996           $ 4,721,665      $  7,380       $      --     $ 6,693,925   $ 3,008,620    $ 14,431,590

   Sold 149,500 shares                  747,500            --              --       2,600,335            --       3,347,835
   Dividends declared                        --            --              --              --      (546,916)       (546,916)
   Net income                                --            --              --              --     1,829,989       1,829,989
   Unrealized gain on securities
     available for sale  (Note 2)            --            --              --              --       214,326         214,326
---------------------------------------------------------------------------------------------------------------------------

BALANCE-DECEMBER 31, 1997           $ 5,469,165      $  7,380       $      --     $ 9,294,260   $ 4,506,019    $ 19,276,824
---------------------------------------------------------------------------------------------------------------------------



See Notes To Consolidated Financial Statements



--------------------------------------------------------------------------------
18                                        Mid-Atlantic Community BankGroup, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Years Ended December 31,

                                                                          1997               1996                 1995
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   1,829,989       $  1,533,934        $  1,023,149

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                            371,698            276,908             250,514
   Loss on disposal of equipment                                                --             19,438                  --
   Provision for loan losses                                               347,000            380,000             288,000
   Amortization of premium on investment securities                         43,565             63,419              62,246
   (Gain) loss on sale of investment securities                            (14,159)             1,936                 740
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Deferred income taxes                                              (175,368)          (104,518)             29,009
       Interest receivable                                                (120,831)          (205,125)           (308,139)
       Prepaid expenses                                                    (89,476)           (38,398)            (47,783)
       Other real estate owned                                            (207,728)                --                  --
       Other assets                                                        (28,463)           (84,235)           (136,769)
     Increase (decrease) in:
       Accrued interest on deposits                                         76,088             55,140             170,874
       Accrued income taxes                                               (248,912)           208,339            (245,570)
       Other liabilities                                                    20,972             49,742              52,768
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided By Operating Activities                   $   1,804,375       $  2,156,580        $  1,139,039
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                           $ (13,608,234)      $(21,802,127)       $(16,240,137)
   Purchase of investment securities                                   (13,108,261)       (22,383,956)        (20,802,211)
   Proceeds from sales of investment securities                          9,306,756         19,611,015           9,093,835
   (Increase) decrease in federal funds sold - net                      (3,050,518)          (685,535)          2,587,960
   Purchase of premises and equipment                                   (1,376,836)        (1,910,858)           (846,507)
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Used In Investing Activities                       $ (21,837,093)      $(27,171,461)       $(26,207,060)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net                                        $  17,939,492       $ 26,370,603        $ 22,590,307
   Increase (decrease) in treasury, tax and loan                           (60,552)           229,579             (57,786)
   Dividends paid                                                         (236,083)          (113,320)            (65,816)
   Proceeds from issuance of stock - net                                 3,347,835                 --           2,528,871
   Proceeds from exercise of warrants - net                                     --                 --           1,807,743
   Curtailment of other borrowed funds                                     (12,573)           (11,916)            (11,295)
   Additional contributed capital                                               --              1,150                  --
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided By Financing Activities                   $  20,978,119       $ 26,476,096        $ 26,792,024
---------------------------------------------------------------------------------------------------------------------------

         Net Increase In Cash and Due From Banks                     $     945,401       $  1,461,215        $  1,724,003

CASH AND DUE FROM BANKS - BEGINNING OF YEAR                              6,014,540          4,553,325           2,829,322
---------------------------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS - END OF YEAR                                $   6,959,941       $  6,014,540        $  4,553,325
---------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements




--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization
Mid-Atlantic Community BankGroup, Inc. is the parent of Peninsula Trust Bank, Inc. which provides general commercial banking services primarily within Gloucester, Charles City, Newport News and Williamsburg, Virginia and surrounding communities. It is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by regulatory authorities.


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

Before the creation of the holding company, the Bank had the following results of operations for the period January 1, 1996 through August 14, 1996:

      Total interest income                                        $ 7,762,000
      Total interest expense                                         3,172,000
      ------------------------------------------------------------------------
          Net Interest Income                                      $ 4,590,000
      Allowance for loan losses                                        239,000
      ------------------------------------------------------------------------
          Net Interest Income after Allowance for Loan Losses      $ 4,351,000
      Other income                                                     426,000
      Other expenses                                                (3,034,000)
      ------------------------------------------------------------------------
                                                                   $ 1,743,000
      Provision for income taxes                                      (624,000)
      ------------------------------------------------------------------------
          Net Income                                               $ 1,119,000
      ------------------------------------------------------------------------


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







--------------------------------------------------------------------------------
20                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997




Loans and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The policy with respect to interest accruals on commercial and consumer loans specifies that interest will stop being accrued on any loan that is 90 days past due if such loan is not well secured or if there appears to be no reasonable expectation that the borrower will be able to pay the interest within a reasonable time period and the value of the collateral is not at least equal to the amount at which the loan plus all interest accrued is recorded. Interest accruals on real estate loans will stop being accrued whenever management feels that the borrower will not be able to pay such interest within a reasonable time period and the value of the collateral is not at least equal to the loan principal plus all accrued interest. Interest income is recognized on these loans only when received. A loan will remain on a nonaccrual status until the loan is current, as to payment of both interest and principal, and the borrower demonstrates the ability to pay and remain current.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures, collectively SFAS 114. SFAS 114 requires that impaired loans within the scope of the statements be presented in the financial statements at the present value of expected future cash flows or at the fair value of the loan's collateral. A valuation allowance is required to the extent that such measurement is less than the recorded investment. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due under the contractual terms of the loan agreement. Charge-offs for impaired loans occur when the loan, or portion of the loan, is determined to be uncollectible, as is the case for all loans. The effect of the adoption of SFAS 114 was not material to the Company's consolidated financial statements as of and for the year ended December 31, 1995.

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


Cash Flow Information
The statement of cash flows reconciles net income with the increase in cash and due from banks. The indirect method has been used. For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from depository institutions. The Company considers amounts due from banks and money market investments which have original maturities of three months or less to be cash equivalents.


Earnings Per Share
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, effective for the year ended December 31, 1997. Prior period earnings per share have been restated for comparison purposes.

Net income per share is calculated on the basis of the weighted average number of shares outstanding. The Company's stock options outstanding are considered potential common stock and are included in the calculation of weighted average number of shares outstanding for the purpose of calculating diluted earnings per share.


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







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


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



NOTE 2:  INVESTMENT SECURITIES:

Securities held-to-maturity at December 31, 1997 consist of the following:

                                                                          Gross              Gross
                                                     Amortized         Unrealized         Unrealized              Fair
                                                       Cost               Gains             Losses                Value
---------------------------------------------------------------------------------------------------------------------------
U. S. Government and federal agencies             $  3,035,337         $   22,758          $       10        $  3,058,085
State and local governments                          1,682,137             51,780                  --           1,733,917
Mortgage-backed securities                           2,572,976             16,060                  --           2,589,036
---------------------------------------------------------------------------------------------------------------------------

                                                  $  7,290,450         $   90,598          $       10        $  7,381,038
---------------------------------------------------------------------------------------------------------------------------

Securities available-for-sale at December 31, 1997 consist of the following:


                                                                          Gross              Gross
                                                     Amortized         Unrealized         Unrealized              Fair
                                                       Cost               Gains             Losses                Value
---------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities                         $    631,967         $      491          $    3,552        $    628,906
U. S. Government and federal agencies               10,301,942             83,962               4,439          10,381,465
State and local governments                          4,946,168             90,367              80,225           4,956,310
Mortgage-backed securities                           7,743,439             40,376              46,803           7,737,012
---------------------------------------------------------------------------------------------------------------------------

                                                  $ 23,623,516         $  215,196          $  135,019        $ 23,703,693
Federal Reserve Bank stock                             342,650                 --                  --             342,650
Other restricted equity investments                     57,500                 --                  --              57,500
---------------------------------------------------------------------------------------------------------------------------

                                                  $ 24,023,666         $  215,196          $  135,019        $ 24,103,843
---------------------------------------------------------------------------------------------------------------------------


Amortized cost - held-to-maturity securities                                                                 $  7,290,450
Fair value - available-for-sale securities                                                                     24,103,843
---------------------------------------------------------------------------------------------------------------------------

                                                                                                             $ 31,394,293
---------------------------------------------------------------------------------------------------------------------------







--------------------------------------------------------------------------------
22                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


Securities available-for-sale at December 31, 1996 consist of the following:

                                                                          Gross              Gross
                                                     Amortized         Unrealized          Unrealized             Fair
                                                       Cost               Gains              Losses               Value
---------------------------------------------------------------------------------------------------------------------------
U. S. Treasury securities                         $    534,510         $       --          $    4,510        $    530,000
U. S. Government and federal agencies               15,650,657             35,193             211,449          15,474,401
State and local governments                          7,467,586             40,224              86,833           7,420,977
Mortgage-backed securities                           3,195,614              1,652              20,648           3,176,618
---------------------------------------------------------------------------------------------------------------------------

                                                  $ 26,848,367         $   77,069          $  323,440        $ 26,601,996
Federal Reserve Bank stock                             342,650                 --                  --             342,650
Marketable equity securities                           351,000              1,812                  --             352,812
---------------------------------------------------------------------------------------------------------------------------

                                                  $ 27,542,017         $   78,881          $  323,440        $ 27,297,458
---------------------------------------------------------------------------------------------------------------------------

The effect on stockholders' equity of the unrealized gain (loss) on available-for-sale securities is as follows:

                                                                                               1997               1996
---------------------------------------------------------------------------------------------------------------------------
Unrealized gain (loss) on available-for-sale securities                              $         80,177    $       (244,559)
Deferred income tax on unrealized gain (loss)                                                 (27,260)             83,150
---------------------------------------------------------------------------------------------------------------------------

Net increase (reduction) in stockholders' equity                                     $         52,917    $       (161,409)
---------------------------------------------------------------------------------------------------------------------------

U. S. Government and government backed obligations and state and municipal backed obligations with a carrying amount of $3,395,845 are pledged to secure municipality and treasury, tax and loan deposits as of December 31, 1997.

The Federal Reserve Bank stock owned by Peninsula Trust Bank, Inc. at December 31, 1997 and 1996 met the amount of stock ownership required as a member of the Federal Reserve System.

The schedule below reflects the maturities of investment securities. The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  Amortized               Fair
                                                                                    Cost                  Value
-------------------------------------------------------------------------------------------------------------------
Due in one year or less                                                         $     604,571        $    575,401
Due after one year through five years                                               2,683,812           2,712,420
Due after five years through ten years                                             10,573,627          10,711,260
Due after ten years                                                                17,051,956          17,085,650
Federal Reserve Bank stock                                                            342,650             342,650
Restricted equity security                                                             57,500              57,500
-------------------------------------------------------------------------------------------------------------------

                                                                                $  31,314,116        $ 31,484,881
-------------------------------------------------------------------------------------------------------------------

Proceeds from sales of securities available for sale were $9,307,000, $19,611,000, and $9,094,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Gross gains realized on those sales were $14,000, $28,000, and $1,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Gross losses totaled $-0-, $30,000 and $2,000 for the years ended December 31, 1997, 1996, and 1995, respectively.







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES:

Major classifications of loans are as follows:

                                                                            1997                  1996
-----------------------------------------------------------------------------------------------------------


Commercial loans                                                       $   42,140,394       $  56,251,276
Consumer loans                                                             19,990,538           1,884,672
Real estate loans                                                          43,976,049          34,437,476
Deferred net loan fees                                                       (542,329)           (483,365)
-----------------------------------------------------------------------------------------------------------

                                                                       $  105,564,652       $  92,090,059
Allowance for loan losses                                                   1,324,242           1,111,607
-----------------------------------------------------------------------------------------------------------

                                                                       $  104,240,410       $  90,978,452
-----------------------------------------------------------------------------------------------------------

Certain directors, officers and employees were indebted to the Company in the aggregate amount of $1,143,484 as of December 31, 1997. During the year ended December 31, 1997 new loans made to related parties totaled $525,017 and repayments totaled $393,165.

Management evaluates its loans for purposes of determining the allowance for loan losses. Large groups of smaller-balance homogeneous loans, such as mortgage loans and installment loans, are evaluated for impairment collectively and SFAS 114 does not apply to such loans. If, based on current information and events, it is anticipated that all amounts due will be collected under the terms of a loan, management does not consider the loan to be impaired, even if there are insignificant delays in the collection of payments, including delays that are of a term under which the Company would cease to accrue interest on the loan. At December 31, 1997 and 1996, the balance of impaired loans was immaterial in accordance with SFAS 114 and no specific charge to the allowance for loan losses has been made for such loans. At December 31, 1997 and 1996, loans on which the accrual of interest had been discontinued totaled $302,000 and $190,000, respectively. Interest on non-accrual loans not recognized was $38,200 and $9,200 for the years ended December 31, 1997 and 1996, respectively.

An analysis of the changes in the allowance for loan losses follows:

                                                                                             1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Balance - beginning of year                                                            $    1,111,607        $    865,479
Additions:
   Provision charged to operations                                                            347,000             380,000
   Recoveries of loans charged off in prior years                                              65,493              27,476
---------------------------------------------------------------------------------------------------------------------------

                                                                                       $    1,524,100        $  1,272,955
Deduction:
   Loans charged off                                                                          199,858             161,348
---------------------------------------------------------------------------------------------------------------------------

Balance - end of year                                                                  $    1,324,242        $  1,111,607
---------------------------------------------------------------------------------------------------------------------------


NOTE 4:  OTHER ASSETS:

Other assets consist of the following:

                                                                                             1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Interest and fees receivable                                                           $    1,137,940        $  1,017,109
Deferred income tax                                                                           477,610             412,652
Computer software - net of amortization                                                       181,032             124,304
Prepaid expenses                                                                              194,898             162,150
Other real estate owned                                                                       207,728                  --
Other                                                                                         169,208             140,746
---------------------------------------------------------------------------------------------------------------------------

                                                                                       $    2,368,416        $  1,856,961
---------------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------
24                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


NOTE 5:  OTHER LIABILITIES:

Other liabilities consist of the following:

                                                                                             1997                 1996
---------------------------------------------------------------------------------------------------------------------------


Interest payable on deposits                                                             $    472,220        $    396,132
Accounts payable and accrued expenses                                                         213,807             190,361
Treasury, tax and loan                                                                        291,555             352,107
Dividends payable                                                                             546,917             236,083
Accrued income tax                                                                             50,241             299,153
---------------------------------------------------------------------------------------------------------------------------

                                                                                         $  1,574,740        $  1,473,836
---------------------------------------------------------------------------------------------------------------------------


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

At December 31, 1997, the Company had outstanding letters of credit totaling $2,294,000 and does not anticipate losses as a result of these transactions. The Company also had, at December 31, 1997 undisbursed funds under various lines of credit and loan commitments totaling $21,924,178.

The Company leases its branch facility in Newport News, Virginia under a non-cancelable operating lease expiring October 31, 1998. Monthly lease payments total $2,898 and future minimum lease payments for 1998 under the lease total $28,980 as of December 31, 1997.

In April, 1997, the Company entered into an agreement to purchase a 50% interest in Johnson Mortgage Company L.L.C. (a Virginia limited liability company) for $500,000. The closing of this purchase is contingent upon regulatory approval and the purchase had not closed as of December 31, 1997. The purchase price is payable in $250,000 cash and $250,000 stock based on the average last sale price over the last three trade days prior to closing.

The Company has contracted for the construction of a new branch office in Newport News, Virginia, to replace the existing leased office. The contract totals $771,000, of which $276,411 had been paid, leaving a remaining amount of $494,589 as of December 31, 1997.

The Company has contracted to purchase data processing software and hardware totaling $325,000. As of December 31, 1997, $32,500 had been paid towards these contracts leaving a balance of $292,500.







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


NOTE 7:  PREMISES AND EQUIPMENT:

A summary of premises and equipment follows:

                                                                                             1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                                $  2,217,481        $  1,347,437
Furniture and equipment                                                                     2,057,905           1,248,869
Land                                                                                        1,654,101           1,498,656
Land improvements                                                                             733,803             410,342
Vehicles                                                                                       50,118              20,501
Construction in progress                                                                      367,016           1,177,783
---------------------------------------------------------------------------------------------------------------------------

                                                                                         $  7,080,424        $  5,703,588
Accumulated depreciation                                                                   (1,152,388)           (780,691)
---------------------------------------------------------------------------------------------------------------------------

                                                                                         $  5,928,036        $  4,922,897
---------------------------------------------------------------------------------------------------------------------------


NOTE 8:  FAIR VALUES OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair values of financial instruments for which it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.


Cash and Due from Banks
The carrying amounts reported in the consolidated financial statements for cash and due from banks approximate those assets' fair values.


Investment Securities and Federal Funds Sold
Fair values for investment securities and federal funds sold, including mortgage-backed securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.


Loans
The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, after considering the credit risk in various loan categories.


Deposits
The fair values disclosed for deposits (for example, checking, savings, and money market accounts) are equal to the amount payable on demand at the reporting date. The fair values disclosed for time deposits are estimated using the rates currently paid for deposits of similar size and remaining maturities. The carrying amount of accrued interest payable approximates fair value.


Other Borrowed Funds
The carrying amounts of other borrowed funds approximate their fair values.


Other Liabilities
Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount of treasury, tax and loan deposits approximates the fair value.







--------------------------------------------------------------------------------
26                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


The carrying amounts and fair values of financial instruments as of December 31, 1997 and 1996 are presented below:

                                                                  1997                                   1996
                                                             (In Thousands)                         (In Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                      Amount               Value             Amount                Value
---------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                          $    6,960          $    6,960         $    6,015           $   6,015
   Investment securities                                31,395              31,485             27,297              27,297
   Federal funds sold                                    8,414               8,414              5,364               5,364
   Loans - net                                         104,240             104,257             90,978              91,104
Liabilities:
   Deposits                                            138,425             138,402            120,485             120,675
   Other borrowed funds                                     31                  31                 43                  43
   Treasury, tax and loan                                  292                 292                352                 352
Outstanding letters of credit                            2,294               2,294              2,050               2,050
Undisbursed lines of credit and loan commitments        21,924              21,924             13,034              13,034

NOTE 9:  COMMON STOCK AND CLASS A WARRANTS:

During 1997, the Company sold 149,500 shares of its common stock at $24.50 per share. As a result of this sale, equity was increased by $3,347,835, which was net of issuance costs of $314,915.

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


NOTE 10:  EMPLOYMENT AGREEMENTS AND STOCK OPTION PLANS:

The Company has entered into employment agreements with certain of its executives. The agreements provide for severance benefits payable to the executives upon termination of employment following a change of control in the bank. If certain requirements are met, the aggregate maximum benefits payable will be $378,336.

The Company adopted an employee incentive stock option plan and a nonemployee directors' stock option plan. The employee incentive stock option plan provides for granting options to allow key employees to purchase the Company's common stock. The stock options give the holder the right, over a ten-year period, to acquire the Company's common stock. Future options, when granted under this plan, will have an exercise price equal to the greater of the stock's fair market value or 100% of the book value per share of the Company's common stock at the date of the grant. The Company has reserved up to a maximum of 50,000 shares of unissued common stock for issuance under the employee incentive stock option plan. A summary of options granted through December 31, 1997 follows:

                                                   Number of         Exercise
Date Granted                                        Options            Price
--------------------------------------------------------------------------------
   1990                                             4,000             $10.00
   1991                                            10,000             $11.25
   1995                                            21,000             $16.00
   1995                                             1,000             $16.50
   1996                                             2,500             $22.50
   1997                                             3,500             $25.00
--------------------------------------------------------------------------------
                                                   42,000
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997



The nonemployee directors' stock option plan allowed the directors to purchase options during August, 1990. A total of 29,522 were sold at a price of $.25. Each option entitles the owner thereof to purchase one share of common stock for $9.75. These options expire during August, 2000.

A summary of the activity in the stock options plans follows. No options granted under these plans have been exercised or canceled.

                                                                                                                Weighted
                                                                          Options                               Average
Available                                                                 Options             Exercise
                                                                          for Grant          Outstanding          Price
---------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1993                                                 36,000             43,522           $  10.12
   Granted                                                                      --                 --           $   0.00
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1994                                                 36,000             43,522           $  10.12
   Granted                                                                 (22,000)            22,000           $  16.02
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1995                                                 14,000             65,522           $  11.40
   Granted                                                                  (2,500)             2,500           $  22.50
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                                                 11,500             68,022           $  12.48
   Granted                                                                  (3,500)             3,500           $  25.00
---------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997                                                  8,000             71,522           $  13.10
---------------------------------------------------------------------------------------------------------------------------

A summary of fixed stock options outstanding at December 31, 1997, follows:

                                                                                            Weighted
                                                                           Number           Average
Exercise Prices                                                           of Shares           Life
-------------------------------------------------------------------------------------------------------
   $  9.75                                                                 29,522               3
   $ 10.00                                                                  4,000               3
   $ 11.25                                                                 10,000               4
   $ 16.00                                                                 21,000               7
   $ 16.50                                                                  1,000               7
   $ 22.50                                                                  2,500               8
   $ 25.00                                                                  3,500               9

The Company applies APB Opinion 25 in accounting for its plans. Therefore, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at grant dates consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma amounts reflect options with grant dates subsequent to January 1, 1995. The pro forma disclosures shown may not be representative of the effects on reported net income in future years.

                                                                           1997                 1996               1995
---------------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                        $  1,829,989       $  1,533,934        $  1,023,149
   Pro forma                                                             1,799,215          1,512,980             900,377
Earnings per share:
   As reported:
     Basic                                                                 $  1.82             $  1.62            $  1.32
     Diluted                                                                  1.76                1.57               1.29
   Proforma:
     Basic                                                                 $  1.79             $  1.60            $  1.16
     Diluted                                                                  1.73                1.55               1.13




--------------------------------------------------------------------------------
28                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997



The Company uses the Black-Scholes option-pricing model for purposes of estimating the fair value of each option on the date of grant. The fair value is used to compute the pro forma amounts shown above. The following weighted average assumptions were used:

                                                                            1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------
Dividend yield                                                              1.00%                .53%               .42%
Expected volatility                                                        34.68%              35.38%             23.76%
Risk free interest rates                                                    6.96%               6.58%              7.40%
Expected lives                                                             10 years            10 years           10 years
Weighted fair value of each option granted during the year                $  13.30           $  12.70             $  8.46

The Company adopted a management incentive bonus plan designed to reward its tier one executive officers for the achievement of certain Company goals regarding its return on average total assets, capital and loan loss reserve. Bonuses under this plan totaled $46,750 and $48,060 for 1997 and 1996, respectively.


NOTE 11:  INCOME TAX:

The provision for income tax consists of the following:

                                                                            1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------
Current                                                                 $  841,453          $ 787,619            $493,326
Deferred                                                                  (175,369)            25,031             (68,337)
---------------------------------------------------------------------------------------------------------------------------

                                                                        $  666,084          $ 812,650            $424,989
---------------------------------------------------------------------------------------------------------------------------

The following reconciles income tax reported in the consolidated financial statements to tax that would be obtained by applying regular tax rates to net income before income tax.


                                                                            1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------
Income tax at statutory rate                                            $  848,664          $ 797,839            $492,367
Increase (decrease) resulting from:
   Tax exempt income                                                       (87,017)          (115,611)            (48,110)
   Other                                                                   (95,563)           130,422             (19,268)
---------------------------------------------------------------------------------------------------------------------------

Provision for Income Tax                                                $  666,084          $ 812,650            $424,989
---------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:


                                                                          1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Unrealized loss on available-for-sale securities                     $       --          $  83,150
   Deferred loan fees                                                      184,392            135,232
   Allowance for loan losses                                               402,947            277,107
   Other                                                                    20,550                 --
---------------------------------------------------------------------------------------------------------------------------


     Total deferred tax assets                                          $  607,889          $ 495,489
---------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


                                                                          1997                 1996
---------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Unrealized gain on available-for-sale securities                     $   27,260          $      --
   Fixed assets                                                            103,019             82,820
---------------------------------------------------------------------------------------------------------------------------

     Total deferred tax liabilities                                     $  130,279          $  82,820
---------------------------------------------------------------------------------------------------------------------------

     Net deferred tax assets                                            $  477,610          $ 412,669
---------------------------------------------------------------------------------------------------------------------------


NOTE 12:  OTHER INFORMATION:

The principal components of "Salaries and employee benefits", "Occupancy", "Equipment", and "Other non-interest expense" are as follows:

                                                                          1997                 1996               1995
---------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits:
   Salaries and wages                                                 $  2,424,625       $  1,828,575        $  1,555,258
   Fringe benefits                                                         417,885            324,995             287,488
---------------------------------------------------------------------------------------------------------------------------

                                                                      $  2,842,510       $  2,153,570        $  1,842,746
---------------------------------------------------------------------------------------------------------------------------

Occupancy (includes no items in excess of 1% of total revenue)        $    472,334       $    308,224        $    264,135
---------------------------------------------------------------------------------------------------------------------------

Equipment:
   Depreciation and amortization                                      $    352,212       $    275,665        $    203,043
   Computer equipment rental                                                36,659             33,943              35,315
   Data processing                                                         294,707            239,788             177,363
  Other (includes no items in excess of 1% of total revenue)               139,249             92,689              83,552
---------------------------------------------------------------------------------------------------------------------------

                                                                      $    822,827       $    642,085        $    499,273
---------------------------------------------------------------------------------------------------------------------------

Other non-interest expense:
   Postage, courier and freight                                       $    206,944       $    160,273        $    123,423
   Advertising and public relations                                        251,731            152,315             158,230
   Stationery, supplies and printing                                       168,457            127,392             118,168
   FDIC assessment                                                          14,536              2,000              79,972
   Directors' fees                                                         121,350             99,010              67,357
   Taxes                                                                   108,811             88,515              72,258
   Other (includes no items in excess of 1% of total revenue)              551,584            457,869             270,035
---------------------------------------------------------------------------------------------------------------------------

                                                                      $  1,423,413       $  1,087,374        $    889,443
---------------------------------------------------------------------------------------------------------------------------


NOTE 13:  SUPPLEMENTARY CASH FLOW INFORMATION:

Additional cash flow information follows:

                                                                          1997                 1996               1995
---------------------------------------------------------------------------------------------------------------------------
   Cash paid for interest                                             $  5,240,553       $  4,304,321        $  3,298,022
---------------------------------------------------------------------------------------------------------------------------

   Cash paid for income tax                                           $  1,090,365       $    604,311        $    738,896
---------------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------
30                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


NOTE 14:  EARNINGS PER SHARE:

The following is a reconciliation of the basic and diluted earnings per share computations:

                                                                          1997               1996                 1995
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
   Net income available to stockholders                               $  1,829,989       $  1,533,934        $  1,023,149
---------------------------------------------------------------------------------------------------------------------------

   Weighted average shares outstanding                                   1,006,643            944,333             774,321
---------------------------------------------------------------------------------------------------------------------------

   Basic earnings per outstanding share                                       1.82               1.62                1.32
---------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Share:
   Weighted average shares outstanding                                   1,006,643            944,333             774,321
   Nonemployees directors' stock option                                     17,727             16,813              12,748
   Employee incentive stock option                                          16,081             14,340               7,307
---------------------------------------------------------------------------------------------------------------------------

     Total weighted average shares outstanding                           1,040,451            975,486             794,376
---------------------------------------------------------------------------------------------------------------------------

   Diluted earnings per outstanding share                                     1.76               1.57                1.29
---------------------------------------------------------------------------------------------------------------------------


NOTE 15:  CONCENTRATION OF CREDIT RISK:

The Company maintains a deposit relationship with several financial institutions, all of which are insured by the FDIC. As of December 31, 1997, deposits with these banks in excess of federal deposit insurance coverage totaled $5,330,782.



NOTE 16:  PROFIT SHARING PLAN:

The Company maintains a qualified profit sharing plan under section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The plan is available to substantially all employees and the Company makes discretionary matching contributions. For 1997 and 1996, the Company matched 25% of up to 5% of elected deferrals. The Company's contributions for 1997 and 1996 totaled $19,893 and $15,051, respectively. The plan may be amended or terminated at any time by the board of directors and its contributions to the plan are included in salaries and employee benefits.



NOTE 17:  CAPITAL REQUIREMENTS:

Peninsula Trust Bank (the "Bank"), the subsidiary of Mid-Atlantic Community BankGroup, Inc., is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action ("PCA"), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


The most recent notification from the Federal Reserve, the Bank's primary regulator, categorized the Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Bank's category is determined solely for the purposes of applying PCA and that category may not constitute an accurate representation of the Bank's overall financial condition or prospects. There have been no conditions or events since that notification that management believes have changed the Bank's capital adequacy category.

The regulatory framework for PCA is applicable only to banks and not to bank holding companies and their non-bank subsidiaries. The actual and required capital amounts and ratios are as follows:

                                                                                              For         Minimum Ratio To
                                                       Actual                               Capital      Be Considered Well
                                                       Amount                               Adequacy      Capitalized Under
                                                   (In Thousands)          Ratio            Purposes       PCA Provisions
---------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1997:
   Total risk-weighted assets:
     Consolidated                                 $    110,957                --%               --%                   --%
     Subsidiary bank                                   110,931                --%               --%                   --%
   Total average assets:
     Consolidated                                      156,415                --%               --%                   --%
     Subsidiary bank                                   156,381                --%               --%                   --%
   Total capital (to risk-weighted assets):
     Consolidated                                       20,548              18.52              8.00                   N/A
     Subsidiary bank                                    17,274              15.57              8.00                  10.00
   Tier 1 capital (to risk-weighted assets):
     Consolidated                                       19,224              17.33              4.00                   N/A
     Subsidiary bank                                    15,950              14.38              4.00                   6.00
   Tier 1 capital (to average assets):
     Consolidated                                       19,224              12.29              4.00                   N/A
     Subsidiary bank                                    15,950              10.20              4.00                   5.00

DECEMBER 31, 1996:
   Total risk-weighted assets:
     Consolidated                                       97,325                --%               --%                   --%
     Subsidiary bank                                    97,433                --%               --%                   --%
   Total average assets:
     Consolidated                                      127,801                --%               --%                   --%
     Subsidiary bank                                   128,103                --%               --%                   --%
   Total capital (to risk-weighted assets):
     Consolidated                                       15,704              16.14              8.00                   N/A
     Subsidiary bank                                    15,727              16.14              8.00                  10.00
   Tier 1 capital (to risk-weighted assets):
     Consolidated                                       14,593              14.99              4.00                   N/A
     Subsidiary bank                                    14,616              15.00              4.00                   6.00
   Tier 1 capital (to average assets):
     Consolidated                                       14,593              11.42              4.00                   N/A
     Subsidiary bank                                    14,616              11.41              4.00                   5.00




--------------------------------------------------------------------------------
32                                        Mid-Atlantic Community BankGroup, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


NOTE 18:  PARENT COMPANY FINANCIAL INFORMATION:

Condensed financial information of Mid-Atlantic Community BankGroup, Inc.
follows:

Condensed Balance Sheets

                                                                                                     December 31,
---------------------------------------------------------------------------------------------------------------------------

                                                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Cash                                                                                 $   3,246,899        $      2,709
   Due from subsidiary                                                                        546,916             237,233
   Investment securities                                                                           --             352,812
   Investment in subsidiary bank                                                           16,002,566          14,452,085
   Other assets                                                                                27,359               3,794
---------------------------------------------------------------------------------------------------------------------------

     Total Assets                                                                       $  19,823,740        $ 15,048,633
---------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable                                                                     $          --        $    380,960
   Dividends payable                                                                          546,916             236,083
---------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                  $     546,916        $    617,043
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock                                                                         $   5,469,165        $  4,721,665
   Surplus                                                                                  9,301,640           6,701,305
   Retained earnings                                                                        4,453,102           3,170,029
   Unrealized gain (loss) on securities available for sale                                     52,917            (161,409)
---------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                         $  19,276,824        $ 14,431,590
---------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Stockholders' Equity                                         $  19,823,740        $ 15,048,633
---------------------------------------------------------------------------------------------------------------------------

Condensed Income Statements

                                                                                                     December 31,
---------------------------------------------------------------------------------------------------------------------------

                                                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------------
Dividends from investments                                                              $          --        $      3,015
Dividend from bank subsidiary                                                                 546,916             236,083
Gain from sale of investments                                                                     800                  --
---------------------------------------------------------------------------------------------------------------------------
   Total Income                                                                         $     547,716        $    239,098
---------------------------------------------------------------------------------------------------------------------------
Miscellaneous stockholder expenses                                                      $      30,695        $         --
Other expenses                                                                                 21,375              26,473
---------------------------------------------------------------------------------------------------------------------------
   Total Expenses                                                                       $      52,070        $     26,473
---------------------------------------------------------------------------------------------------------------------------
     Income before Income Tax and Equity in
       Undistributed Net Income of Subsidiary                                           $     495,646        $    212,625
Income tax benefit                                                                             17,432               7,976
---------------------------------------------------------------------------------------------------------------------------
     Income before Equity in Undistributed Net
       Income of Subsidiary                                                             $     513,078        $    220,601
Equity in Undistributed Net Income of Subsidiary                                            1,316,911           1,313,333
---------------------------------------------------------------------------------------------------------------------------

   Net Income                                                                           $   1,829,989        $  1,533,934
---------------------------------------------------------------------------------------------------------------------------







--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
December 31, 1997


Condensed Statements of Cash Flows


                                                                                                     December 31,
---------------------------------------------------------------------------------------------------------------------------

                                                                                            1997                  1996
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   1,829,989        $  1,533,934
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed net income of subsidiary                                      (1,316,911)         (1,313,333)
       (Gain) on sale of investment securities                                                   (800)                 --
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Due from subsidiary                                                                 (309,683)           (237,233)
         Other assets                                                                         (23,565)             (3,794)
         Deferred income taxes                                                                (17,432)             (7,975)
       Increase (decrease) in:
         Accounts payable                                                                    (380,960)            380,960
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided by (Used in) Operating Activities                            $    (219,362)       $    352,559
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities                                                    $          --        $   (351,000)
   Proceeds from sale of investment securities                                                351,800                  --
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided by (Used in) Investing Activities                            $     351,800        $   (351,000)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                       $    (236,083)       $         --
   Proceeds from issuance of stock - net                                                    3,347,835                  --
   Additional contributed capital                                                                  --               1,150
---------------------------------------------------------------------------------------------------------------------------

         Net Cash Provided by Financing Activities                                      $   3,111,752        $      1,150
---------------------------------------------------------------------------------------------------------------------------

         Net Increase in Cash                                                           $   3,244,190        $      2,709


CASH - BEGINNING OF YEAR                                                                        2,709                  --
---------------------------------------------------------------------------------------------------------------------------


CASH - END OF YEAR                                                                      $   3,246,899        $      2,709
---------------------------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------
34                                        Mid-Atlantic Community BankGroup, Inc.

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

Hersey M. Mason, Jr.
President & CEO
Mason Realty, Inc.

Henry C. Rowe, MD
Medical Director
Riverside Hayes Medical Center

Kenneth E. Smith
Executive Vice President
Chief Financial Officer
Mid-Atlantic Community BankGroup, Inc.

Thomas Z. Wilke
Agent
State Farm Insurance

*The Company's Board of Directors are currently serving as Directors of Peninsula Trust Bank, and will continue to serve in that capacity.



PENINSULA TRUST BANK OFFICERS
--------------------------------------------------------------------------------


William J. Farinholt
President
Chief Executive Officer

Kenneth E. Smith
Executive Vice President
Chief Financial Officer

Kathleen C. Healy
Vice President
Chief Accounting Officer

GLOUCESTER OFFICE
Linda H. Healy
Loan Administration Officer

Stephanie F. Hunt
Vice President

Michael O. Martin
Assistant Vice President

Brenda L. Moore
Assistant Vice President

Charles W. Sutton
Vice President

GLENNS OFFICE
Connie S. Birdsall
Branch Manager

T. Brian Hudgins
Assistant Branch Manager



SOUTHERN REGION
Robert L. Bailey
Vice President, Southern Region

WILLIAMSBURG OFFICE
Lee P. Koob
Vice President/Branch Manager

Margaret V. Salyer
Assistant Vice President
Assistant Branch Manager

CHARLES CITY OFFICE
G. Henry Haupt, Jr.
Vice President/Branch Manager

Carolyn D. Copland
Assistant Branch Manager

Jeffrey A. Hayes
Assistant Vice President

NEWPORT NEWS OFFICE
Mary E. Kenerley
Vice President/Branch Manager

Korie R. Watson
Assistant Branch Manager

Margaret Bumgarner-Cooper
Vice President
Business Development Officer



OPERATIONS
ADMINISTRATIVE OFFICE

Pamela T. Ailsworth
Internal Auditor

Michelle D. Ammons
Assistant Vice President
Human Resources Officer

Anita H. Foster
Assistant Vice President
Operations Officer

Diana K. Giles
Vice President
MIS Officer

R. Randall Gilliam
Assistant Vice President
Compliance/Security Officer

Bonnie P. Robbins
Customer Information Manager

Sherri V. Schenkelberg
Retail Banking Officer

Martha W. Soles
Assistant Vice President

J. Lynn Strang
Branch Administration Officer





--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             37

PENINSULA TRUST BANK EMPLOYEES
--------------------------------------------------------------------------------




                 Edith Moore                          Judith P. Adkins
          Head Teller - Gloucester               Head Teller - Charles City

               Sarah K. Downs                          Korie R. Watson
         Head Teller - Williamsburg              Head Teller - Newport News

                                Elizabeth C. Jackson
                                Head Teller - Glenns

GLOUCESTER EMPLOYEES
Paula G. Armistead
Michelle R. Bell
Joyce S. Blymyer
Maria J. Boyer
Rebecca L. Cahoon
Ilonka G. D'Azevedo
Kimberly W. Davis
Jennifer H. Doss
Cynthia S. Dunn
Judy D. Gaskins
Melanie S. Hamilton
Linda B. Hammock
Barbara A. Harvey
Amy L. Lawrence
Jennifer L. Lawson
April N. Mason
Vicky L. McKinney
Heather L. Parry
Stephanie T. Slay
Kelly L. Smith
Peggy I. Smith
Theresa D. Townsend
Brenda K. Van Gieson
Vicki D. Williams
Meagan L. Wixson

WILLIAMSBURG EMPLOYEES
Emma M. Apolonio
Maria L. DaSilva
Sean G. Hollum
Kathleen K. Morgan
Adele Otis
Mable O. Pearson
Catherine Q. Williams

CHARLES CITY EMPLOYEES
Eunice D. Adkins
Charlene M. Cline
Barbara C. Crawley
J. Nicole Jones
Kenyatta C. Jones
Sarah A. Perry

NEWPORT NEWS EMPLOYEES
M. Irene Blake
Patricia S. Goslee
Jennifer B. Hannum
Clara L. Jeter
Kimberly A. Mann
Ruth Ann O'Dell
Stephanie A. Walter

GLENNS EMPLOYEES
R. Michele Bohannon
Stacy M. Brooks
Sharon J. Heaton
Pamela N. Leigh
Marie H. Norman
Dianne C. Robbins
Lori W. Wilson



ADMINISTRATIVE EMPLOYEES
D. Jeanne F. Burton
Jean H. Camacho
Irene L. Casper
Donna Kay Chriscoe
Thayer E. Coven
Joan L. Crockett
Samantha L. Endicott
Sandra R. Gray
Evelyn M. Hallberg
Jessie E. Hilstrom
Christina H. Jessie
Jan S. Marshall
Leah J. Metts
Rose T. Miller
Amy E. Mitchem
Phyllis C. Noland
Connie R. Powell
Elizabeth H. Rainier
Christophor P. Rowe
Julie C. Soles
Sherry L. Thrift




--------------------------------------------------------------------------------
38                                        Mid-Atlantic Community BankGroup, Inc.

PENINSULA TRUST BANK, INC. LOCAL COMMUNITY BOARD WILLIAMSBURG
--------------------------------------------------------------------------------




Lawrence G. Fowler -- Chairman
Retired Banker











James H. Bennett
Senior Real Estate Manager
Dominion Land Management Company

Hugh W. Dear
President
Hugh W. Dear & Assoc., Inc.

Gregory H. Granger
President
Williamsburg Paralegal

C. Allen Haden
Agent
Allstate Insurance

Jerry B. Hedgepeth
Retired
Builder

Jack P. Kirtland
Retired
Investor




John P. Lowenhaupt
Partner
Rauch, Witt & Company

David A. Nice
President
David A. Nice Builders, Inc.

Sidney E. Sheldon
President
Sheldon Wood Products, Inc.

(Mrs.) Randy Smith
Vice President
McCardle Realty, Inc.

Stuart D. Spirn
Attorney-at-Law
Spirn, Tarley & Associates

Nancy S. Walker
Office Manager
Dr. David G. Walker


PENINSULA TRUST BANK, INC. LOCAL COMMUNITY BOARD CHARLES CITY
--------------------------------------------------------------------------------


Audrey Holmes -- Chairman
Attorney-at-Law









David Adams
President
Adams Feed & Seed

Byron M. Adkins, Sr.
Director of Social Services
Charles City County

B. Randolph Boyd
Commonwealth Attorney
Charles City County
Partner
Randolph Boyd,Sherry & Vaughan

John W. Canaday
Retired
J. W. Canaday Trucking, Inc.





Preston B. Cotman
Treasurer
J. T. Cotman & Sons Logging

Thomas C. Evelyn
President
Charles City Forest Products

Linwood Johnson
Owner
Johnson's Logging

Thomas R. Williams
Clerk of Court
Charles City County


PENINSULA TRUST BANK, INC. LOCAL COMMUNITY BOARD SOUTHERN REGION
--------------------------------------------------------------------------------




Thomas R. Tucker -- Chairman
President
First Financial Consulting Corp.






Robert L. Bailey
Regional Executive
Peninsula Trust Bank, Inc.

Stephen P. Bolduc, MD
Pediatrician

Jon D. Coenen, Jr.
Vice President
Coenen & Associates

C. Richard Dobson
President & CEO
Dobson Construction Company

J. Morris Johnson
President
Johnson Mortgage Company




Svein J. Lassen
Attorney/Shareholder
Jones, Blechman, Woltz & Kelly

Frederick B. Malvin
CPA/Partner
Malvin, Riggins & Co., P.C.

Gary Minter
President
Pomoco Lincoln Mercury of Newport News

McKinley L. Price, DDS
Dentist
McKinley L. Price, DDS P.C.

Gina Fitzhugh Wilson
Owner/Principal Broker
Fitzhugh-Wilson Real Estate



--------------------------------------------------------------------------------
1997 Annual Report and Form 10KSB                                             39

GENERAL INFORMATION
--------------------------------------------------------------------------------


Mid-Atlantic Community BankGroup, Inc.

Corporate Headquarters
7171 George Washington Memorial Highway
P. O. Box 1310
Gloucester, Virginia 23061-1310


Peninsula Trust Bank, Inc.

Main Office                                                    Operations Center
7171 George Washington Memorial Highway                        14833 George Washington Memorial Highway
P.O. Box 1310                                                  P. O. Box 416
Gloucester, Virginia 23061-1310                                Glenns, Virginia  23149

Branch Office Locations

1031 Richmond Road                      10000 Courthouse Road                   832 Newport Square Shopping Center
Williamsburg, Virginia  23185           Charles City, Virginia  23030           Newport News, Virginia  23601-1308

14833 George Washington Memorial Highway
Glenns, Virginia  23149

Annual Meeting

The 1998 Annual Meeting of Shareholders will be held at 7:00 p.m. on Tuesday, April 28, 1998 at the Abingdon Ruritan Building on Guinea Road, Bena, Gloucester County, Virginia.

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



                                  Mid-Atlantic
                                    Community
                                 BankGroup, Inc.

1997 Annual Report and FORM 10ksb




MID-ATLANTIC COMMUNITY BANKGROUP, INC.
-------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Exhibit No.                                                  Document
3(i)              Amended and Restated Articles of Incorporation (restated in electronic format).
3(ii)             Bylaws,  incorporated  by  reference  to Exhibit  3.2 of the  Registrant's  Registration
                  Statement on Form 8-A, filed August 30, 1996.
10.1              Employment  Agreement  between  W. J.  Farinholt  and the  Registrant,  incorporated  by reference  to Exhibit  10.1 of the  Registrant's  Registration  Statement  on Form SB-2,
                  Registration No. 333-25557, filed April 21, 1997.
10.2              Employment  Agreement  between  Kenneth E.  Smith and the  Registrant,  incorporated  by reference  to Exhibit  10.2 of the  Registrant's  Registration  Statement  on Form SB-2,
                  Registration No. 333-25557, filed April 21, 1997.
11                Statement re: Computation of Earnings Per Share.
21                Subsidiary of the Registrant.
27                Financial Data Schedule (filed electronically only).
