Form 10QSB
period 1998-03-31
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1998-05-15
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


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


                        7171 George Washington Mem. Hwy.
                           Gloucester, Virginia 23061
                -----------------------------------------------
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

   -------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X .   No     .
                                                              -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998.


                      Common stock, $5 par value--2,198,900
                      -------------------------------------

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                                 Page No.

Part I.    Financial Information

           Item 1.  Financial Statements
                    Consolidated Balance Sheets--
                        March 31, 1998 and December 31, 1997                              3

                    Consolidated Statements of Income--
                        Three months ended March 31, 1998 and 1997                        4

                    Consolidated Statements of Stockholders Equity--
                        Three months ended March 31, 1998 and 1997                        5

                    Consolidated Statements of Cash Flows--
                        Three months ended March 31, 1998 and 1997                        6

                    Notes to Consolidated Financial Statements                            7

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               11

Part II.   Other Information:

           Item 1.  Legal Proceedings                                                     14
           Item 2.  Changes in Securities                                                 14
           Item 3.  Defaults Upon Senior Securities                                       14
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                               14
           Item 5.  Other Information                                                     14
           Item 6.  Exhibits and Reports of Form 8-K                                      14

Item 1.    FINANCIAL INFORMATION

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                                         March 31,        December 31,
ASSETS:                                                                    1998               1997
                                                                      --------------      ------------

       Cash and due from bank                                           $    9,531          $    6,960
       Securities available for sale (at market value)                      22,944              24,104
       Securities held to maturity (market value
           $12,570 in 1998 and $7,381 in 1997)                              12,476               7,290
       Federal funds sold                                                   11,929               8,414
       Loans, net                                                          107,658             104,240
       Premises and equipment                                                6,584               5,928
       Other real estate owned                                                 371                 208
       Other assets                                                          2,906               2,161
                                                                        ----------          ----------
             TOTAL ASSETS                                               $  174,399          $  159,305
                                                                        ==========          ==========

LIABILITIES:
Deposits
       Demand                                                           $   22,706          $   18,791
       Interest-bearing demand                                              31,161              25,673
       Savings                                                              16,561              15,758
       Certificates of deposit, $100,000 or more                            15,013              13,528
       Other time                                                           67,677              64,673
                                                                        ----------          ----------
          TOTAL DEPOSITS                                                   153,118             138,423
       Short-term debt                                                         184                 292
       Long-term debt                                                           28                  31
       Other liabilities                                                     1,001               1,282
                                                                        ----------          ----------
             TOTAL LIABILITIES                                             154,331             140,028
                                                                        ----------          ----------

SHAREHOLDERS' EQUITY:
       Common stock, par value $5 per share,
        10,000,000 shares authorized, 2,198,900
        shares issued in 1998 and 1,093,833 in 1997                         10,995               5,477
       Surplus                                                               4,026               9,294
       Undivided profits                                                     4,957               4,453
       Accumulated other comprehensive
         income, net                                                            90                  53
                                                                        ----------          ----------
             TOTAL STOCKHOLDERS' EQUITY                                     20,068              19,277
                                                                        ----------          ----------
             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                                     $  174,399          $  159,305
                                                                        ==========          ==========

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1998           1997
                                                         ----           ----

INTEREST INCOME:
Loans and Fees                                         $  2804        $  2413
Federal Funds Sold                                         132             36
Investment Securities                                      563            510
                                                       -------        -------
     Total Interest Income                                3499           2959

INTEREST EXPENSE:
Demand Deposits                                            234            191
Savings Deposits                                           114            105
Certificates of Deposit, $100,000 or more                  190            134
Other Time Deposits                                        932            770
Short-term Debt                                              2              2
Long-term Debt                                               1              1
                                                       -------        -------
     Total Interest Expense                               1473           1203
                                                       -------        -------
     Net Interest Income                                  2026           1756

PROVISION FOR LOAN
AND LEASE LOSSES                                            81             93
                                                       -------        -------
     Net Interest Income After
     Provision for Loan
     and Lease Losses                                     1945           1663

OTHER INCOME:
Service Chgs on Deposit Accts                              172            147
Other Service Charges & Fees                                65             45
Securities Gains (Losses)                                    1              1
                                                       -------        -------
     Total Other Income                                    238            193

OTHER EXPENSES:
Salaries & Employee Benefits                               766            665
Occupancy Expenses                                         119             40
Furniture & Equipment Expenses                             163            166
Other Operating Expenses                                   385            390
                                                       -------        -------
     Total Other Expenses                                 1433           1261
                                                       -------        -------
Income Before Income Taxes                                 750            595
Applicable Income Taxes                                    246            180
                                                       -------        -------
     Net Income                                        $   504        $   415
                                                       =======        =======

      Earnings Per Share, Basic                            .23            .22
                                                       =======        =======
      Earnings Per Share, Assuming
      Dilution                                             .22            .21
                                                       =======        =======

Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                                                            Accumulated
                                                                                               Other
                                                            Comprehensive     Retained     Comprehensive      Common      Capital
                                              Total             Income        Earnings         Income         Stock       Surplus

Balances - January 1, 1997                  $  14,431                        $   3,170           ($162)     $   4,729    $   6,694
Comprehensive income:
     Net income                                   415          $    415            415
     Other comprehensive income,
     net of tax
       Unrealized gain (loss) on
       securities available for sale:
       Unrealized holding gain (loss)
       arising during the period:               (180)             (180)
       Less: reclassification
       adjustment:                                  2                 2
                                            ---------          --------
     Other comprehensive income,
     net of tax                                 (182)             (182)                           (182)
                                            ---------          --------                       ---------
     Total comprehensive income                   233          $    233                          ($344)
                                            ---------          ========      ---------        =========     ---------    ---------
Balances - March 31, 1997                   $  14,664                        $   3,585                      $   4,729    $   6,694
                                            =========                        =========                      =========    =========

Balances - January 1, 1998                  $  19,277                        $   4,453        $      53     $   5,477    $   9,294
Comprehensive income:
     Net income                                   504          $    504            504
     Other comprehensive income,
     net of tax
       Unrealized gain on securities
       for sale:
       Unrealized holding gain arising
       during the period                           38                38
       Less:  reclassification
       adjustment                                   1                 1
                                           ----------          --------
     Other comprehensive income,
     net of tax                                    37                37                              37
                                           ----------          --------                       ---------
     Total comprehensive income            $      541          $    541
                                           ----------          ========
     Issuance of common stock -
     100% stock split                                                                                           5,490      (5,490)
     Issuance of common stock -
     Johnson Mortgage Co.                         250                                                              28          222
                                           ----------                         --------        ----------    ---------   ----------
Balances - March 31, 1998                  $   20,068                         $  4,957        $       90    $  10,995   $    4,026
                                           ==========                         ========        ==========    =========   ==========


Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  1998              1997
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $     504        $     415
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                                                 110               88
         Provision for loan losses                                                     81               93
         Amortization of premiums                                                      19               --
         (Profits) on sale of securities available for sale                           (1)              (1)
         Changes in operating assets and liabilities:
              (Increase) in other assets                                            (764)            (268)
              Increase (decrease) in other liabilities                              (281)            (362)
                                                                                ---------        ---------

                 Net Cash Provided By Operating Activities                         ($332)            ($35)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) in loans                                                     ($3,662)         ($3,001)
     Purchase of securities available for sale                                    (1,932)          (2,343)
     Proceeds from sales of securities available for sale                             200            1,593
     Maturities of securities available for sale                                    2,930               --
     Purchase of investment securities                                            (6,050)               --
     Maturities of investment securities                                              864               --
     (Increase) decrease in federal funds sold - net                              (3,515)              941
     Purchase of premises and equipment                                             (766)            (776)
                                                                                ---------        ---------

                 Net Cash (Used In) Investing Activities                        ($11,931)         ($3,586)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in deposits - net                                      $  14,695        $   2,097
     Issuance of common stock                                                         250               --
     Curtailment of other borrowed funds                                            (111)              (3)
                                                                                ---------        ---------

                     Net Cash Provided by Financing Activities                  $  14,834        $   2,094
                                                                                ---------        ---------

                     Net Increase (decrease) In Cash and Due From Banks         $   2,571         ($1,527)

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                                       6,960            6,015
                                                                                ---------        ---------

CASH AND DUE FROM BANKS - END OF PERIOD                                         $   9,531        $   4,488
                                                                                =========        =========





Notes to financial statements are an integral part of these statements.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its affiliate, Peninsula Trust Bank. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

      The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                             March 31, 1998
                                                        --------------------------------------------------------
                                                                           Gross           Gross       Estimated
                                                        Amortized       Unrealized      Unrealized       Market
                                                           Cost            Gains          Losses         Value
                                                        --------------------------------------------------------
                                                                       (In Thousands of Dollars)

US Treasury Securities                                        629              3                5            627
US Government Agencies & Corporations                       8,415             69                2          8,482
Obligations of States & Political Subdivisions              4,742             88               17          4,813
Mortgage-backed Securities                                  8,621             43               42          8,622
Federal Reserve Bank Stock                                    343             --               --            343
Other Equity Securities                                        57             --               --             57
                                                         --------       --------         --------       --------
                                                         $ 22,807       $    203         $     66       $ 22,944
                                                         ========       ========         ========       ========


      Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                              March 31, 1998
                                                         --------------------------------------------------------
                                                                          Gross            Gross        Estimated
                                                         Amortized     Unrealized       Unrealized        Market
                                                           Cost           Gains           Losses          Value
                                                         --------------------------------------------------------
                                                                         (In Thousands of Dollars)

US Government Agencies & Corporations                       7,088             23                5          7,106
Obligations of States & Political Subdivisions              1,911             52               --          1,963
Mortgage-backed Securities                                  3,477             24               --          3,501
                                                         --------       --------         --------       --------
                                                         $ 12,476       $     99         $      5       $ 12,570
                                                         ========       ========         ========       ========

      Securities available for sale at December 31, 1997 consist of the following:

                                                                          Gross            Gross        Estimated
                                                         Amortized     Unrealized       Unrealized        Market
                                                           Cost           Gains           Losses          Value
                                                         --------------------------------------------------------
                                                                         (In Thousands of Dollars)

US Treasury Securities                                        632             --                3            629
US Government Agencies & Corporations                      10,301             84                4         10,381
Obligations of States & Political Subdivisions              4,946             90               80          4,956
Mortgage-backed Securities                                  7,743             40               46          7,737
Federal Reserve Bank Stock                                    343             --               --            343
Other Equity Securities                                        57             --               --             57
                                                         --------       --------         --------       --------
                                                         $ 24,024       $    215         $    135       $ 24,104
                                                         ========       ========         ========       ========


      Securities held to maturity at December 31, 1997 consist of the following:

                                                                          Gross            Gross        Estimated
                                                         Amortized     Unrealized       Unrealized        Market
                                                           Cost           Gains           Losses          Value
                                                         --------------------------------------------------------
                                                                         (In Thousands of Dollars)
US Government Agencies & Corporations                       3,035             23               --           3,058
Obligations of States & Political Subdivisions              1,682             52               --           1,734
Mortgage-backed Securities                                  2,573             16               --           2,589
                                                         --------       --------         --------       ---------
                                                         $  7,290       $     91         $     --       $   7,381
                                                         ========       ========         ========       =========

                                                                           Three Months Ended
                                                                                March 31,
                                                                          1998             1997
                                                                        (In Thousands of Dollars)
Gross proceeds from sales of securities                                      200            1,593
                                                                        ========         ========
Gross Gains on Sale of Securities                                              1                2
Gross Losses on Sale of Securities                                            --               --
                                                                        --------         --------
 Net Securities Losses                                                         1                2
                                                                        ========         ========

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.    Loans

      The following is a summary of loans outstanding at the end of the periods indicated:

                                               March 31,          December 31,
                                                 1998                1997
                                              -----------         ------------
                                               (In Thousands of Dollars)

Commercial Mortgage                                 21,985              23,135
Residential Mortgage                                29,619              28,987
Home Equity                                         12,348              10,905
Construction                                         6,910               6,059
Commercial                                          13,795              12,477
Installment                                         24,333              23,926
All Other                                              565                 617
                                              ------------        ------------
                                                   109,555             106,106
Less Unearned Income                                   525                 542
                                              ------------        ------------
                                                   109,030             105,564
Less Allowance for Loan and Lease Losses             1,372               1,324
                                              ------------        ------------
                                              $    107,658        $    104,240
                                              ============        ============

      The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                 Three Months         Three Months
                                                    Ending               Ending
                                                   March 31,            March 31,           December 31,
                                                     1998                 1997                  1997
                                                 -------------        ------------          ------------
                                                               (In Thousands of Dollars)

Balance, Beginning                                    1,324                1,112                 1,112
Provision Charged Against Income                         81                   93                   347
Recoveries                                               16                    7                    55
Loans Charged Off                                      (49)                 (16)                 (190)
                                                   --------             --------             ---------
Balance, Ending                                    $  1,372             $  1,196             $   1,324
                                                   ========             ========             =========

      Nonperforming assets consist of the following:

                                                   March 31,        December 31,
                                                     1998               1997
                                                 -------------      ------------
                                                       (In Thousands of Dollars)

Nonaccrual Loans                                   $    609           $   302
Restructured Loans                                       --                --
                                                   --------           -------
Nonperforming Loans                                     609               302
Foreclosed Properties                                   371               208
                                                   --------           -------
Nonperforming Assets                               $    980           $   510
                                                   ========           =======

      Total loans past due 90 days or more and still accruing were $320 on March 31, 1998 and $77 on December 31, 1997.

              MID-ATLANTIC COMMUNITY BANKGROUP, INC. AND AFFILIATE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.    Earnings Per Share

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                           March 31, 1998                       March 31, 1997
                                                           --------------                       --------------
                                                                       Per Share                            Per Share
                                                       Shares            Amount             Shares            Amount
                                                       ------            ------             ------            ------

Basic Earnings Per Share                             2,187,791          $   .23           1,888,666          $   .22

Effect of dilutive securities:
  Nonemployee directors' stock options                  46,529                               36,902
  Employee incentive stock options                      55,794                               34,097
                                                     ---------                            ---------

Diluted Earnings Per Share                           2,290,114          $   .22           1,959,665          $   .21
                                                     =========          =======           =========          =======


5.    Capital Requirements

      A comparison of the Company's capital as of March 31, 1998 with the minimum requirements is presented below:

                                                                  Minimum
                                         Actual                 Requirements
Tier I Risk-based Capital                16.69 %                   4.00 %
Total Risk-based Capital                 17.86 %                   8.00 %
Leverage Ratio                           12.13 %                   4.00 %

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

PENINSULA TRUST BANK

Results of Operations

The Company consummated acquisition of a 50% ownership in a newly formed mortgage company, Johnson Mortgage Company LLC (JMC) as of March 31, 1998. The purchase price of $500,000 was represented by approximately $167,000 interest in stockholders' equity and the remainder as a premium on the capital which will be amortized over 15 years. JMC is primarily an originator of residential mortgage loans and has historically sold all originated loans in the secondary market. JMC will continue to sell loans as opposed to maintaining a portfolio of its own. It is anticipated that their fees and sale of servicing rights will contribute substantially to the Company's long-term noninterest income performance. Additionally, it enables the Bank to enhance its product line.

The Bank experienced strong balance sheet expansion during the first quarter 1998, with total assets increasing $15.1 million, or 9.5% over December 31, 1997. Growth was funded with new deposits, in the form of interest-bearing demand deposits and other time deposits, which reflected $5.5 million and $3.0 million increases, respectively, for the three months ending March 31, 1998.

Loan demand was moderate during the first quarter, evidenced by net loans increasing $3.4 million, or 3.3%, over December 31, 1997. Competition for loans intensified primarily relative to pricing as all banks in the Bank's trade area were experiencing similar moderation in overall loan demand.

Asset quality continues to be sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $3.2 million (2.92% of total outstandings). Included in the 30 day total are $320,000 which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $609,000 at March 31, 1998, which represented 0.56% of total outstanding loans and 44.4% of the loan loss reserve. Foreclosed properties totaled $371,000 at March 31, 1998. The provision for loan losses was $81,000 in the first quarter 1998. Gross charge-offs for the quarter were $49,000, while total recoveries were $16,000.

The Bank  maintained  its practice  during the first quarter of selling  Federal funds, having sold continuously on a daily basis in amounts averaging $9.7 million, 5.98% of average total assets. These figures compare to $2.7 million and 1.98%, respectively, for the first quarter 1997. The quarter-end balance of $11.9 million represented a $3.5 million (or 41.8%) increase from December 31, 1997. The increase in short-term liquidity was to in part to one of the Bank's existing customers depositing in excess of $4 million in March. The customer informed the Bank that his intention was to temporarily park the money in a money market account with an expectation that he would be moving substantially all of this short-term money to alternative investment vehicles. Therefore, even though this was unsolicited "hot money", the Bank chose to maintain these funds in the overnight Fed funds instrument.

The level of the investment account increased approximately $4 million (12.8%) during the first quarter 1998, ending the period at $35.4 million or 20.3% of total assets. The portfolio was used to absorb some of the rapid deposit growth which occurred during the first quarter while loan demand, discussed above, was too soft to fully employ all of the deposit expansion. Management did choose to invest some of these increases in short-term investments to allow the Bank to be positioned for funding expanded loan demand in the near future. The portfolio is comprised of 2% US Treasuries, 78% US Government Agencies and Mortgage-backed Securities, 19% State, County and Municipal governments, and 1% other equity securities and Federal Reserve Bank Stock.

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

The Bank elected, as of year-end 1995, to classify the entire portfolio as "available for sale". In an effort to manage the fluctuation in the "net unrealized gains/losses", the Bank elected to reclassify $5.1 million of the portfolio as "held to maturity" as of July 31, 1997, resulting in a one time capital adjustment for the gain. These reclassified bonds have longer final maturities. However, due their respective call structures, exhibit more price volatility with subtle changes in overall interest rates. Also the need for such bonds to be used for liquidity purposes is considered remote. The Bank purchased an additional $1.9 million and $5.8 million, during the first quarter 1998, which were classified as available for sale and held to maturity, respectively.

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

Deposits   represent  99.2%  of  total   liabilities  of  the  Bank,   including
non-interest bearing checking accounts which represent 12.9% of total deposits.

Earnings

Net income for the first quarter 1998 increased to $504,000, compared to $415,000 for the first quarter 1997. The increase in earnings resulted from an increase in net interest income and non-interest income, which was offset somewhat by an increase in non-interest expense.

Net interest income for the first quarter 1998 (tax equivalent interest income less interest expense) totaled $2.0 million (a 15.0% increase over the first quarter 1997), while the net interest margin (tax equivalent net interest income expressed as a percentage of average earning assets) declined from 5.71% in the first quarter 1997 to 5.43% in the first quarter 1998. The average yield on interest earning assets declined 23 basis points during a time when the average rate on interest bearing liabilities increased 4 basis points. As a result, the 18.3% increase in interest income for the first quarter 1998 compared to first quarter 1997 was offset by a 22.4% increase in interest expense for the same period. The quarter over quarter decline was due primarily to an increased reliance on interest from Federal funds sold as a percentage of total interest income. While the average yield on these overnight investment assets remained constant, their absolute yield of 5.46% was well below yields of alternative earning assets such as loans or investment securities. However, the temporary buildup of excess liquidity discussed above should be curtailed during the next two quarters.

Non-interest expense for the first quarter totaled $1.4 million, compared to $1.3 million in the first quarter 1997. The loan loss provision for the first quarter 1998 totaled $81,000, maintaining management's 1.25% loan loss reserve target.

Capital and Liquidity

Equity capital at March 31, 1998 totaled $20.1 million, representing 11.5% of total assets. On March 31, 1998, the Company consummated an agreement to acquire a 50% membership interest in Johnson Mortgage Company L.L.C., which is the successor to Johnson Mortgage Company of Newport News. Half of the purchase price was paid in cash and the other half was paid in shares of the Company's common stock, for a total purchase price of $500,000. This resulted in the issuance of 11,234 additional shares of the Company's common stock. This level of capital will position the Company for growth well into the future and could support asset growth to more than $200 million.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Bank maintains lines of credit to purchase Federal funds totaling $5.4 million. Federal funds sold equaled 22.1% of total demand deposits at March 31, 1998. This compares to 11.5% at March 31, 1997. This is considered an adequate level of liquidity to meet anticipated deposit withdrawals and expected loan demand.

Future Plans

Construction of the permanent facility for the Newport News office began during the first half of 1997 and is near completion at this writing. The branch will move to its new location at the corner of Thimble Shoals Boulevard and J. Clyde Morris Boulevard near the entrance to the Oyster Point Industrial Park during the second quarter 1998. The Company acquired the land for its permanent Newport News branch site in 1996 at a cost of approximately $620,000. Construction costs for the branch building are expected to be approximately $850,000, and combined with site work should result in total capitalized improvements approximating $1,000,000. The current operations for the Newport News branch are conducted in rented office space, with a lease that expires in October 1998.

The Company has executed an agreement with First Virginia Bank-Commonwealth to purchase a branch office located on Route 33 in Mattaponi, King and Queen County, Virginia, for $600,000, subject to regulatory approval. The branch office is expected to be converted to a Peninsula Trust Bank branch office before the end of July 1998.

The Company plans to establish a branch office located at 100 McLaws Circle in Williamsburg, Virginia during the third quarter 1998, subject to regulatory approval. The location was purchased from Wachovia Bank of North Carolina for $443,400 and was previously operated as a branch of Jefferson Bank.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds

           (a)    Not applicable.

           (b)    Not applicable.

           (c) On March 31, 1998, the Company issued 11,234 shares of its Common Stock to J. Morris Johnson and R. Allen Barber, III. This issuance was made in connection with the acquisition of a 50% membership interest in Johnson Mortgage Company L.L.C., the successor to Johnson Mortgage Company of Newport News, pursuant to a Purchase Agreement, dated April 1, 1997, by and between the Company, Messrs. Johnson and Barber, Johnson Mortgage Company, L.L.C and Johnson Mortgage Company, Inc. An exemption from the registration of such issuance was claimed under Section 4(2) of the Securities Act of 1933, as amended.

           (d)    Not applicable.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                     27     Financial Data Schedule (filed electronically only).

           (b)    Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  May 14, 1998                   BY /s/ W. J. Farinholt
                                         ------------------------
                                         W. J. Farinholt, President & CEO


Date:  May 14, 1998                   BY /s/ Kenneth E. Smith
                                         -------------------------
                                         Kenneth E. Smith, Exec. Vice President
                                         & Chief Financial Officer


Date:  May 14, 1998                   BY /s/ Kathleen C. Healy
                                         --------------------------
                                         Kathleen C. Healy, Sr. Vice President &
                                         Chief  Accounting Officer