Form 10QSB
period 1998-06-30
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1998-08-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285


                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


            VIRGINIA                                    54-1809409
--------------------------------------    --------------------------------------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


                        7171 George Washington Mem. Hwy.
                           Gloucester, Virginia 23061
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
          ------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
                                                             ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 1998.


                      Common stock, $5 par value--2,198,900
                      -------------------------------------

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                  Page No.

Part I.   Financial Information

          Item 1.  Financial Statements                                        3
                   Consolidated Balance Sheets--
                     June 30, 1998 and December 31, 1997

                   Consolidated Statements of Income--                         4
                     Six months ended June 30, 1998 and 1997
                     Three months ended June 30, 1998 and 1997

                   Consolidated Statements of Stockholders' Equity--           5
                     Six months ended June 30, 1998 and 1997

                   Consolidated Statements of Cash Flows--                     6
                     Six months ended June 30, 1998 and 1997

                   Notes to Consolidated Financial Statements             7 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 11 - 14

Part II.  Other Information:                                             15 - 16

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security
                   Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

Item 1.    FINANCIAL INFORMATION

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                            June 30,            December 31,
ASSETS:                                                       1998                  1997
                                                          ------------          ------------
    Cash and due from banks                               $     10,079          $      6,960
    Securities available for sale (at market value)             25,336                24,104
    Securities held to maturity (market value)
      $11,328 in 1998 and $7,381 in 1997)                       11,243                 7,290
    Federal funds sold                                           9,604                 8,414
    Loans, net                                                 113,704               104,240
    Premises and equipment                                       7,700                 5,928
    Other real estate owned                                        437                   208
    Other assets                                                 3,238                 2,161
                                                          ------------          ------------
          TOTAL ASSETS                                    $    181,341          $    159,305
                                                          ============          ============

LIABILITIES:
    Deposits
      Demand                                              $     26,331          $     18,791
      Interest-bearing demand                                   28,308                25,673
      Savings                                                   16,617                15,758
      Certificates of deposit, $100,000 or more                 17,052                13,528
      Other Time                                                71,243                64,673
                                                          ------------          ------------
        TOTAL DEPOSITS                                         159,551               138,423
    Short-term debt                                                266                   292
    Long-term debt                                                  24                    31
    Other liabilities                                              912                 1,282
                                                          ------------          ------------
          TOTAL LIABILITIES                                    160,753               140,028
                                                          ------------          ------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 2,198,900
     shares issued in 1998 and 1,093,833 in 1997                10,995                 5,477
    Surplus                                                      4,026                 9,294
    Undivided profits                                            5,460                 4,453
    Accumulated other comprehensive income, net                    107                    53
                                                          ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY                            20,588                19,277
                                                          ------------          ------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                          $    181,341          $    159,305
                                                          ============          ============

Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,               June 30,
                                                            --------               --------
                                                         1998      1997        1998       1997
                                                         ----      ----        ----       ----
INTEREST INCOME:
Loans and Fees                                         $  2968    $  2548     $  5773    $  4960
Federal Funds Sold                                         121         63         253        100
Investment Securities                                      632        511        1195       1021
                                                       -------    -------     -------    -------
   Total Interest Income                                  3721       3122        7221       6081

INTEREST EXPENSE:
Demand Deposits                                            227        194         461        384
Savings Deposits                                           119        109         233        215
Certificates of Deposit,
   $1000,000 or more                                       226        157         415        291
Other Time Deposits                                        986        835        1918       1605
Short-term Debt                                              2          2           5          5
Long-term Debt                                              --          1           1          1
                                                       -------    -------     -------    -------
   Total Interest Expense                                 1560       1298        3033       2501
                                                       -------    -------     -------    -------
   Net Interest Income                                    2161       1824        4188       3580

PROVISION FOR LOAN
AND LEASE LOSSES                                           152        117         233        210
                                                       -------    -------     -------    -------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                                       2009       1707        3955       3370
                                                       -------    -------     -------    -------

OTHER INCOME:
Service Chgs on Deposit Accts                              177        144         348        291
Other Service Charges & Fees                               115         55         180        100
Securities Gains (Losses)                                   --         --           1          2
                                                       -------    -------     -------    -------
   Total Other Income                                      292        199         529        393
                                                       -------    -------     -------    -------

OTHER EXPENSES:
Salaries & Employee Benefits                               813        700        1580       1365
Occupancy Expenses                                         141        125         260        222
Furniture & Equipment Expenses                             235        202         406        368
Other Operating Expenses                                   381        392         757        724
                                                       -------    -------     -------    -------
   Total Other Expenses                                   1570       1419        3003       2679
                                                       -------    -------     -------    -------
Income Before Income Taxes                                 731        487        1481       1084
Applicable Income Taxes                                    229        138         474        319
                                                       -------    -------     -------    -------
   Net Income                                          $   502    $   349     $  1007    $   765
                                                       =======    =======     =======    =======

   EARNINGS PER SHARE, BASIC                               .23        .18         .46        .40
   EARNINGS PER SHARE,
   ASSUMING DILUTION                                       .22        .18         .44        .39
                                                       =======    =======     =======    =======

Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                                                  Accumulated
                                                                                        Other
                                                 Comprehensive    Retained      Comprehensive     Common    Capital
                                       Total            Income    Earnings             Income      Stock    Surplus
                                       -----            ------    --------             ------      -----    -------
Balances - January 1, 1997           $14,431                      $  3,170             ($162)    $ 4,722    $ 6,701
Comprehensive income:
   Net income                            764         $     764         764
   Other comprehensive income,
   net of tax:
    Unrealized gain on securities
    available for sale
    Unrealized holding gain
    arising during the period             86                86
    Less: reclassification
    adjustment                             2                 2
                                     -------         ---------
   Other comprehensive income,
   net of tax                             84                84                             84
                                     -------         ---------                       --------
   Total comprehensive income            848         $     848                          ($78)
                                     -------         =========     -------           ========    -------    -------
Balances - June 30, 1997             $15,279                       $ 3,934                       $ 4,722    $ 6,701
                                     =======                       =======                       =======    =======

Balances - January 1, 1998           $19,277                       $ 4,453           $     53    $ 5,477    $ 9,294
Comprehensive income:
   Net income                          1,007         $   1,007       1,007
   Other comprehensive income,
   net of tax:
    Unrealized gain on securities
    for sale
    Unrealized holding gain arising
    during the period                     55                55
    Less:  reclassification
    adjustment                             1                 1
                                     -------         ---------
   Other comprehensive income,
   net of tax                             54                54                             54
                                     -------         ---------                       --------
   Total comprehensive income        $   541         $   1,061
                                     -------         =========
   Issuance of common stock -
   stock split effected in the form
   of 100% stock dividend                                                                          5,490    (5,490)
   Issuance of common stock -
   Johnson Mortgage Co.                  250                                                          28        222
                                     -------                       -------           --------    -------    -------
Balances - June 30, 1998             $20,588                       $ 5,460           $    107    $10,995    $ 4,026
                                     =======                       =======           ========    =======    =======








Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                                    --------
                                                                               1998           1997
                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $   1,007     $     765
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 210           201
     Provision for loan losses                                                    233           210
     Amortization of premiums on investment securities                             46            16
     (Gain) on sale of investment securities                                      (1)           (2)
     Changes in operating assets and liabilities:
       (Increase) in other assets                                             (1,106)         (467)
       Increase (decrease) in accrued income taxes                                 45         (152)
       Increase (decrease) in other liabilities                                 (159)          (22)
                                                                            ---------     ---------

          Net Cash Provided By Operating Activities                         $     275     $     549
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                   ($9,696)      ($5,964)
   Proceeds from sales of securities available for sale                           200         1,593
   (Increase) decrease in federal funds sold                                  (1,419)       (3,067)
   Purchase of securities available for sale                                  (6,628)       (2,603)
   Purchase of securities held to maturity                                    (5,301)            --
   Purchase of property and equipment                                         (1,983)         (808)
   Proceeds from maturities of securities available for sale                    4,538            --
   Proceeds from maturities of securities held to maturity                      2,043            --
                                                                            ---------     ---------

          Net Cash (Used In) Investing Activities                           ($18,246)     ($10,849)
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                 $  21,128     $  11,121
   Dividends paid                                                               (547)         (236)
   Increase (decrease) in short-term debt                                         266          (15)
   Curtailment of other borrowed funds                                            (7)           (6)
   Issuance of common stock - Johnson Mortgage Co.                                250            --
                                                                            ---------     ---------

          Net Cash Provided by Financing Activities                         $  21,090     $  10,864
                                                                            ---------     ---------

            Net Increase In Cash and Due From Banks                         $   3,119     $     564

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                                   6,960         6,015
                                                                            ---------     ---------

CASH AND DUE FROM BANKS - END OF PERIOD                                     $  10,079     $   6,579
                                                                            =========     =========







Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its subsidiaries, Peninsula Trust Bank, Incorporated and Johnson Mortgage Company, LLC. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

      The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                    June 30, 1998
                                                  --------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  ---------    ----------     ----------   ---------
                                                                (In Thousands of Dollars)

US Treasury Securities                                  626            --              2         624
US Government Agencies & Corporations                 7,360            59              4       7,415
Obligations of States & Political Subdivisions        5,544            92             16       5,620
Mortgage-backed Securities                           10,756            62             29      10,789
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                 545            --             --         545
                                                  ---------    ----------     ----------   ---------
                                                  $  25,174    $      213     $       51   $  25,336
                                                  =========    ==========     ==========   =========

    Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                    June 30, 1998
                                                  --------------------------------------------------
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  ---------    ----------     ----------   ---------
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                 6,064            22              1       6,085
Obligations of States & Political Subdivisions        1,911            55             13       1,953
Mortgage-backed Securities                            3,268            22             --       3,290
                                                  ---------    ----------     ----------   ---------
                                                  $  11,243    $       99     $       14   $  11,328
                                                  =========    ==========     ==========   =========

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


    Securities available for sale at December 31, 1997 consist of the following:

                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  ---------    ----------     ----------   ---------
                                                                (In Thousands of Dollars)

US Treasury Securities                                  632            --              3         629
US Government Agencies & Corporations                10,301            84              4      10,381
Obligations of States & Political Subdivisions        4,946            90             80       4,956
Mortgage-backed Securities                            7,743            40             46       7,737
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                  57            --             --          57
                                                  ---------    ----------     ----------   ---------
                                                  $  24,024    $      215     $      135   $  24,104
                                                  =========    ==========     ==========   =========

    Securities held to maturity at December 31, 1997 consist of the following:

                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                  ---------    ----------     ----------   ---------
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                 3,035            23             --       3,058
Obligations of States & Political Subdivisions        1,682            52             --       1,734
Mortgage-backed Securities                            2,573            16             --       2,589
                                                  ---------    ----------     ----------   ---------
                                                  $   7,290    $       91     $       --   $   7,381
                                                  =========    ==========     ==========   =========

                                                            Six Months Ended
                                                                June 30,
                                                          1998           1997
                                                        --------       --------
                                                       (In Thousands of Dollars)

Gross proceeds from sales of securities                      200         1,593
                                                        ========       =======
Gross Gains on Sale of Securities                              1             2
Gross Losses on Sale of Securities                            --            --
                                                        --------       -------
 Net Securities Gains (Losses)                                 1             2
                                                        ========       =======

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.    Loans

      The following is a summary of loans outstanding at the end of the periods indicated:

                                                                  June 30,           December 31,
                                                                    1998                 1997
                                                                ------------         ------------
                                                                    (In Thousands of Dollars)
Commercial Mortgage                                                   24,022               23,135
Residential Mortgage                                                  31,243               28,987
Home Equity                                                           12,574               10,905
Construction                                                           7,640                6,059
Commercial                                                            13,951               12,477
Installment                                                           25,680               23,926
All Other                                                                604                  617
                                                                ------------         ------------
                                                                     115,714              106,106
Less Unearned Income                                                     546                  542
                                                                ------------         ------------
                                                                     115,168              105,564
Less Allowance for Loan and Lease Losses                               1,464                1,324
                                                                ------------         ------------
                                                                $    113,704         $    104,240
                                                                ============         ============

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                 Six Months          Six Months
                                                   Ending              Ending
                                                  June 30,             June 30,         December 31,
                                                    1998                 1997               1997
                                                ------------         -----------        ------------
                                                                (In Thousands of Dollars)
Balance, Beginning                                     1,324               1,112               1,112
Provision Charged Against Income                         233                 210                 347
Recoveries                                                21                  29                  55
Loans Charged Off                                      (114)                (57)               (190)
                                                ------------         -----------        ------------
Balance, Ending                                 $      1,464         $     1,294        $      1,324
                                                ============         ===========        ============

Nonperforming assets consist of the following:

                                                  June 30,          December 31,
                                                    1998                1997
                                                ------------        ------------
                                                     (In Thousands of Dollars)

Nonaccrual Loans                                $       339         $        302
Restructured Loans                                       --                   --
                                                -----------         ------------
Nonperforming Loans                                     339                  302
Foreclosed Properties                                   437                  208
                                                -----------         ------------
Nonperforming Assets                            $       776         $        510
                                                ===========         ============

Total loans past due 90 days or more and still accruing were $280 on June 30, 1998 and $77 on December 31, 1997.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.    Earnings Per Share

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                       June 30, 1998                   June 30, 1997
                                                       -------------                   -------------
                                                                 Per Share                       Per Share
                                                    Shares         Amount            Shares       Amount
                                                    ------         ------            ------       ------
Basic Earnings Per Share                         2,193,376        $   .46          1,888,666     $   .40

Effect of dilutive securities:
  Nonemployee directors' stock options              45,391                            36,170
  Employee incentive stock options                  53,229                            32,444
                                                 ---------                         ---------

Diluted Earnings Per Share                       2,291,996        $   .44          1,957,280     $   .39
                                                 =========        =======          =========     =======


5.    Capital Requirements

      A comparison of the Company's capital as of June 30, 1998 with the minimum requirements is presented below:

                                                                     Minimum
                                                  Actual           Requirements
                                                  ------           ------------
Tier I Risk-based Capital                        16.39 %               4.00 %
Total Risk-based Capital                         17.56 %               8.00 %
Leverage Ratio                                   11.94 %               4.00 %

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Mid-Atlantic Community BankGroup, Inc. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of the Company and its subsidiaries, Peninsula Trust Bank, Incorporated (the "Bank") and Johnson Mortgage Co., LLC ("JMC"). The Company consummated negotiations to purchase a 50% interest in JMC as of March 31, 1998. This is viewed as an attractive complement to loan products previously offered by the Bank.


Results of Operations
---------------------

After enjoying strong balance sheet expansion during the first quarter of 1998, the Company experienced moderate balance sheet growth during the second quarter of 1998, with total assets increasing $6.9 million, or 4.0% over March 31, 1998 and $22.0 million, or 13.8% over December 31, 1997. Growth was funded almost entirely from new deposits, which reflected $6.4 million and $21.1 million increases for the three months and six months ending June 30, 1998, respectively. The majority of the increase was in non-interest bearing demand deposits, which experienced an increase of $7.5 million over December 31, 1997.

Loan demand maintained strong growth during the second quarter, evidenced by net loans increasing $6.0 million (5.6%) and $9.5 million (9.1%) over March 31, 1998 and December 31, 1997, respectively.

Asset quality continues to be strong. Total loans past due 30 days or more equaled $2.9 million (2.51% of total outstandings). Included in the 30 day total are $280,000 in loans which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $339,000 at June 30, 1998, which represented 0.29% of total outstanding loans and 23.2% of the loan loss reserve. Foreclosed properties totaled $437,000 at June 30, 1998. The provision for loan losses was $152,000 in the second quarter of 1998 and $233,000 in the first half of 1998. Gross charge-offs for the quarter were $66,000, while total recoveries were $4,600.

The Company maintained its practice during the second quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $8.8 million, 5.11% of average total assets. These figures compare to $9.7 million and 5.98%, respectively, for the first quarter 1998. The quarter-end balance of $9.6 million represented a $2.3 million decrease from the first quarter 1998 and a $1.2 million increase from December 31, 1997.

The level of the investment account increased $1.2 million during the second quarter of 1998, ending the period at $36.6 million or 20.1% of total assets. The portfolio is comprised of 2% US Treasuries, 75% US Government Agencies, 21% State, County and Municipal governments, and 2% other equity securities and Federal Reserve Bank Stock.

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

The Company elected, as of year-end 1995, to classify the entire portfolio as "available for sale". In an effort to manage the fluctuation in the "net unrealized gains/losses", the Company elected to reclassify $5.1 million of the portfolio as "held to maturity" as of July 31, 1997, resulting in a one time capital adjustment for the gain. These reclassified bonds have longer final maturities. However, due to their respective call structures, they exhibit more price volatility with subtle changes in overall interest rates. Also, the need for such bonds to be used for liquidity purposes is considered remote. The Company purchased an additional $7.0 million and $6.1 million, during the first half of 1998, which were classified as available for sale and held to maturity, respectively.

Deposits represent 99.3% of total liabilities of the Company, including non-interest bearing checking accounts which represent 16.5% of total deposits.

Earnings
--------

Net income for the second quarter of 1998 totaled $503,000. This represents an impressive 44% increase over net income of $349,000 for the second quarter of 1997, but a slight decline from the $504,000 reported for the first quarter of this year. The current quarter figures reflect the initial financial impact of the Bank's implementation of check imaging. This process required the purchase of computer hardware and software approximating $500,000, resulting in increased depreciation expense. However, the new technology will greatly enhance employee efficiency in rendering customer statements and performing account research. This technology will allow for better customer service while also controlling future personnel/overhead costs and was, therefore, considered an investment in improving earnings over time.

Net interest income for the second quarter of 1998 totaled $2,161,000 (an 18.5% increase over second quarter 1997). The net interest margin experienced modest contraction as renewing deposits among consumer CDs reflected an upward trend in renewal rates. This trend occurred during a period when the average yield on the securities portfolio declined by 42 basis points. As a result, the 19.2% increase in interest income for the second quarter 1998 compared to the second quarter of 1997 was offset by a 20.2% increase in interest expense for the same period.

Non-interest income for the second quarter of 1998 totaled $292,000, a 46.7% increase over the second quarter of 1997. Primary contributors of the period over period improvement were new automated teller machine (ATM) service charges for non-customers of the Bank and the Company's portion of second quarter earnings of JMC.

Non-interest expense for the second quarter totaled $1.6 million, compared to $1.4 million for the first quarter of 1998 and $1.4 million for the second quarter of 1997. The increase was attributable to several factors. The check imaging process, described above, was joined by other increases in depreciation expense associated with the opening of the Bank's new permanent office for its Newport News branch. The Bank also converted to a new software package for its ATM processing. The software will permit better risk management of the ATM product and enhanced customer service. One-time costs related to the de-conversion of the old ATM software, as well as installation of the new software should be offset by improved profitability and efficiency in this area of the Bank's operation.

Capital and Liquidity
---------------------

Equity capital at June 30, 1998 totaled $20.6 million, representing 11.35% of total assets. This level of capital will position the Company for growth well into the future and could support asset growth to more than $250 million with no further capital augmentation.

Short term liquidity is provided by access to the Federal funds market through correspondent bank relationships. The Bank maintains lines of credit to purchase Fed funds totaling $5.4 million. Fed funds sold equaled 17.6% of total demand deposits at June 30, 1998. This compares to 19.3% at June 30, 1997 and is considered an adequate level of liquidity to meet anticipated withdrawals and expected loan demand.

Future Plans
------------

The Bank consummated the purchase of the Mattaponi branch office of First Virginia Bank-Commonwealth on July 17, 1998 and opened for business as the Bank's sixth branch office on July 20, 1998. The Bank purchased the branch and deposits from First Virginia Bank-Commonwealth for $600,000. The Bank will complete the renovation of the building during the third quarter of 1998, which should result in total capitalized cost of the building and land improvements of approximately $500,000.

In April 1998, the Company purchased a bank building from Wachovia Bank for $443,000. The building had previously been operated as a Jefferson National Bank branch, but was closed in February 1998 when Wachovia acquired Jefferson National. No deposits were purchased with the branch. Renovation of this building has begun and the de novo branch office is expected to open during the third quarter of 1998. Total capitalized cost of the building and land improvements at this location are expected to approximate $400,000.

On July 9, 1998, the Company announced the execution of a definitive Merger Agreement providing for a merger of equals with United Community Bankshares, Inc. ("UCB"), headquartered in Franklin, Virginia. UCB is the parent company for The Bank of Franklin and The Bank of Sussex and Surry. The agreed upon exchange rate would provide for holders of UCB stock to receive 1.075 shares of the Company's stock for each share of UCB stock owned, plus cash for fractional shares. The merger will be accounted for as a pooling of interest and is expected to be consummated by December 31, 1998, subject to shareholder approvals, regulatory approvals and other customary conditions of closing.

Year 2000 Issue
---------------

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Company by outside vendors and a mainframe processing system, which are run on in-house computer networks. All of these systems are vulnerable to the Year 2000 issue.

In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Based on this assessment, the Company's mainframe hardware and banking software are currently Year 2000 compliant. However, testing is scheduled for the fourth quarter of 1998 and early 1999 to confirm this compliance. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. The third party vendors of these systems have been contacted and have indicated that the hardware and/or software will be Year 2000 compliant. Modifications and/or replacements depend on the individual vendor and their respective products.

The Company has also begun to formulate a process by which all significant loan and deposit customers will be contacted to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issue. No conclusion has been drawn at this time on exposure to these customers, due to the fact that this process is still in the developmental stages.

The Company plans to complete the majority of the Year 2000 project by the second quarter of 1999. Expenditures are not expected to have a large material effect on the Corporation's consolidated financial statements.

The expected costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Year 2000 issues, and similar uncertainties.

New Accounting Pronouncements
-----------------------------

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits". This Statement revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This SOP is not expected to have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for the fiscal year 1999 financial statements. This SOP is not expected to have a material impact on the Company's financial statements.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for prior periods have been restated as required.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

On April 28 1998, the Annual Meeting of Shareholders was held to (i) elect 14 directors for a term of one year each, (ii) approve the Company's 1998 Incentive Plan, and (iii) ratify the appointment by the Board of Directors of the firm of Yount, Hyde & Barbour, P.C. as the Company's independent auditors for the year ending December 31, 1998. The results of the votes on these matters are as follows:

         (1)   Election of Directors


                                                For         Against     Withheld

               Charles F. Bristow            1,838,427        200         1,400
               John R. Curtis                1,838,427        200         1,400
               Charles F. Dawson             1,838,627         0          1,400
               William J. Farinholt          1,838,627         0          1,400
               William D. Fary               1,838,627         0          1,400
               Robert D. Foster              1,837,777        850         1,400
               Harry M. Healy                1,838,427        200         1,400
               Jeanne P. Hockaday            1,838,627         0          1,400
               Joseph A. Lombard, Jr.        1,838,627         0          1,400
               George A. Marston, Jr.        1,838,627         0          1,400
               Hersey M. Mason, Jr.          1,838,627         0          1,400
               Henry C. Rowe                 1,838,027        600         1,400
               Kenneth E. Smith              1,838,627         0          1,400
               Thomas Z. Wilke               1,838,627         0          1,400

         (2)   Approval of 1998 Incentive Plan

                  For       Against    Withheld   Abstentions   Broker Non-votes
               ---------    -------    --------   -----------   ----------------

               1,782,427    41,510        --        16,090           12,860

         (3)   Ratification of Accountants

                  For       Against    Withheld   Abstentions   Broker Non-votes
               ---------    -------    --------   -----------   ----------------
               1,828,077     2,400        --         9,550           12,860

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27   Financial Data Schedule (filed electronically only)

         b)  Reports on Form 8-K

             A current report on Form 8-K, dated March 31, 1998, was filed on April 7, 1998 and reported Item 4 to announce a change in the Company's certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  August 14, 1998              BY        /s/ W. J. Farinholt
                                      -----------------------------------
                                      W. J. Farinholt, President & CEO



Date:  August 14, 1998              BY        /s/ Kenneth E. Smith
                                      -----------------------------------
                                      Kenneth E. Smith, Exec. Vice President
                                      & Chief Financial Officer



Date:  August 14, 1998              BY        /s/ Kathleen C. Healy
                                      -----------------------------------
                                      Kathleen C. Healy, Senior Vice President &
                                      Chief  Accounting Officer