Form 10QSB
period 1998-09-30
MID ATLANTIC COMMUNITY BANKGROUP INC
filed 1998-11-17
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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


                     7171 George Washington Memorial Highway
                           Gloucester, Virginia 23061
                      -------------------------------------
                    (Address of Principal Executive Offices)


                                 (804) 693-0628
       ------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1998.


                      Common stock, $5 par value--2,198,900
                      -------------------------------------

                                      INDEX

MID-ATLANTIC COMMUNITY BANKGROUP, INC.                                               Page No.
Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     September 30, 1998 and December 31, 1997                            3

                   Consolidated Statements of Income--                                   4
                     Nine months ended September 30, 1998 and 1997
                     Three months ended September 30, 1998 and 1997

                   Consolidated Statements of Stockholders' Equity--                     5
                     Nine months ended September 30, 1998 and 1997

                   Consolidated Statements of Cash Flows--                               6
                     Nine months ended September 30, 1998 and 1997

                   Notes to Consolidated Financial Statements                            7

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                11

Part II.  Other Information:

          Item 1.  Legal Proceedings                                                    18
          Item 2.  Changes in Securities                                                18
          Item 3.  Defaults Upon Senior Securities                                      18
          Item 4.  Submission of Matters to a Vote of Security Holders                  18
          Item 5.  Other Information                                                    18
          Item 6.  Exhibits and Reports on Form 8-K                                     18

                         PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                         September 30,          December 31,
                                                             1998                   1997
                                                         -------------          ------------
ASSETS:
    Cash and due from banks                                  $   5,760             $   6,960
    Securities available for sale (at market value)             30,755                24,104
    Securities held to maturity (market value
     $8,845 in 1998 and $7,381 in 1997)                          8,694                 7,290
    Federal funds sold                                          10,111                 8,414
    Loans, net                                                 118,156               104,240
    Premises and equipment                                       8,410                 5,928
    Other real estate owned                                        374                   208
    Other assets                                                 3,420                 2,161
                                                         -------------          ------------
          TOTAL ASSETS                                       $ 185,680             $ 159,305
                                                         =============          ============

LIABILITIES:
Deposits
    Demand                                                   $  25,864            $   18,791
    Interest-bearing demand                                     26,022                25,673
    Savings                                                     18,358                15,758
    Certificates of deposit, $100,000 or more                   19,168                13,528
    Other Time                                                  73,809                64,673
                                                         -------------         -------------
       TOTAL DEPOSITS                                          163,221               138,423
    Short-term debt                                                286                   292
    Long-term debt                                                  49                    31
    Other liabilities                                            1,033                 1,282
                                                         -------------         -------------
          TOTAL LIABILITIES                                    164,589               140,028
                                                         -------------         -------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $5 per share,
     10,000,000 shares authorized, 2,198,900
     shares issued in 1998 and 1,093,833 in 1997                10,995                 5,477
    Surplus                                                      4,026                 9,294
    Undivided profits                                            5,857                 4,453
    Accumulated other comprehensive income, net                    213                    53
                                                         -------------         -------------
          TOTAL STOCKHOLDERS' EQUITY                            21,091                19,277
                                                         -------------         -------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  185,680            $  159,305
                                                         =============         =============

Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                          1998       1997           1998       1997
                                                          ----       ----           ----       ----
INTEREST INCOME:
Loans and Fees                                          $  3089    $  2631        $  8861    $  7592
Federal Funds Sold                                          172        181            426        281
Investment Securities                                       607        506           1802       1527
                                                        -------    -------        -------    -------
   Total Interest Income                                   3868       3318          11089       9400

INTEREST EXPENSE:
Demand Deposits                                             219        202            679        587
Savings Deposits                                            133        115            366        329
Certificates of Deposit, $100,000 or more                   252        180            668        471
Other Time Deposits                                        1042        892           2961       2497
Short-term Debt                                               2          2              7          7
Long-term Debt                                                1          1              1          2
                                                       --------    -------        -------    -------
   Total Interest Expense                                  1649       1392           4682       3893
                                                       --------    -------        -------    -------
   Net Interest Income                                     2219       1926           6407       5507

PROVISION FOR
LOAN AND LEASE LOSSES                                        80        117            313        327
                                                       --------    -------        -------    -------
   Net Interest Income After
   Provision for Loan and Lease Losses                     2139       1809           6094       5180

OTHER INCOME:
Service Charges on Deposit Accounts                         182        152            567        443
Other Service Charges & Fees                                 90         56            233        156
Securities Gains (Losses)                                     0          0              1          2
                                                       --------   --------        -------    -------
   Total Other Income                                       272        208            801        601

OTHER EXPENSES:
Salaries & Employee Benefits                                883        731           2464       2094
Occupancy Expenses                                          181        133            441        356
Furniture & Equipment Expenses                              238        168            644        537
Other Operating Expenses                                    528        385           1284       1112
                                                       --------   --------        -------    -------
   Total Other Expenses                                    1830       1417           4833       4099
                                                       --------   --------        -------    -------
Income Before Income Taxes                                  581        600           2062       1682
Applicable Income Taxes                                     183        184            658        502
                                                       --------   --------        -------    -------
   Net Income                                          $    398   $    416        $  1404    $  1180
                                                       ========   ========        =======    =======

   NET INCOME PER SHARE                                     .17        .19            .61        .58
                                                       ========   ========        =======    =======

Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In Thousands of Dollars)

                                                                                 Accumulated
                                                                                    Other
                                                 Comprehensive    Retained      Comprehensive     Common    Capital
                                       Total         Income       Earnings          Income        Stock     Surplus

Balances - January 1, 1997           $14,431                      $  3,170         ($162)        $ 4,722    $ 6,701
Comprehensive income:
   Net income                          1,180        $ 1,180          1,180
   Other comprehensive income,
   net of tax:
    Unrealized gain on
    securities available for sale
    Unrealized holding gain
    arising during the period            179            179
    Less: reclassification
    adjustment                             2              2
                                    --------        -------
   Other comprehensive income,
   net of tax                            177            177                           177
                                    --------        -------                       -------
   Total comprehensive income          1,357        $ 1,357                         ($15)
                                    --------        =======        -------        =======        -------    -------
   Issuance of common stock            3,348                                                         755      2,593
Balances - September 30, 1997       $ 19,136                       $ 4,350                       $ 5,477    $ 9,294
                                    ========                       =======                       =======    =======

Balances - January 1, 1998          $ 19,277                       $ 4,453        $    53        $ 5,477    $ 9,294
Comprehensive income:
   Net income                          1,404        $ 1,404          1,404
   Other comprehensive income,
   net of tax:
    Unrealized gain on securities
    for sale
    Unrealized holding gain arising
    during the period                    161            161
    Less:  reclassification
    adjustment                             1              1
                                    --------        -------
   Other comprehensive income,
   net of tax                            160            160                           160
                                    --------        -------                       -------
   Total comprehensive income       $  1,564        $ 1,564
                                    --------        =======
   Issuance of common stock -
   stock split effected in the form
   of 100% stock dividend                                                                          5,490    (5,490)
   Issuance of common stock -
   Johnson Mortgage Co.                  250                                                          28        222
                                    --------                       -------        --------       -------    -------
Balances - September 30, 1998       $ 21,091                       $ 5,857        $   213        $10,995    $ 4,026
                                    ========                       =======        ========       =======    =======



Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              1998           1997
                                                                           ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $    1,404     $   1,180
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                 364           227
     Provision for loan losses                                                    313           327
     Amortization of premiums on investments (net)                                 42            --
     (Profits) on sale of securities available for sale                           (1)           (2)
     Changes in operating assets and liabilities:
       (Increase) in other assets                                             (1,183)         (617)
       (Decrease) in other liabilities                                          (249)         (235)
                                                                           ----------     ---------

          Net Cash Provided by Operating Activities                        $      690     $     880
                                                                           ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                  ($14,229)      ($9,650)
   Purchase of securities available for sale                                 (12,338)       (1,894)
   Proceeds from sales of securities available for sale                           200         1,593
   Purchase of investment securities                                          (5,301)       (1,853)
   Net (increase) in federal funds sold                                       (1,697)       (5,620)
   Purchase of premises and equipment                                         (2,846)         (850)
                                                                           ----------     ---------
   Proceeds from maturities of securities available for sale                    5,613            --
   Proceeds from maturities of securities held to maturity                      3,898            --

          Net Cash (Used in) Investing Activities                           ($26,700)     ($18,274)
                                                                           ==========     =========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits - net                                              $   24,798     $  13,532
   Proceeds from issuance of stock - net                                           --         3,348
   Curtailment of other borrowed funds                                            (6)          (82)
   Advances from borrowed funds                                                    18            --
                                                                           ----------     ---------

          Net Cash Provided by Financing Activities                        $   24,810     $  16,798
                                                                           ----------     ---------

            Net (Decrease) In Cash and Due From Banks                         (1,200)         (596)

CASH AND DUE FROM BANKS - BEGINNING OF PERIOD                                   6,960         6,015
                                                                           ----------     ---------

CASH AND DUE FROM BANKS - END OF PERIOD                                    $    5,760     $   5,419
                                                                           ==========     =========



Notes to financial statements are an integral part of these statements.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Mid-Atlantic Community BankGroup, Inc. and its subsidiaries, Peninsula Trust Bank, Incorporated and Johnson Mortgage Company, LLC. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

      The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                       September 30, 1998
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                                (In Thousands of Dollars)
US Treasury Securities                                  622             6             --         628
US Government Agencies & Corporations                13,601            97             24      13,674
Obligations of States & Political Subdivisions        6,495           152             11       6,636
Mortgage-backed Securities                            8,827            92             --       8,919
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                 545            10             --         555
                                                 ----------      --------       --------   ---------
                                                 $   30,408      $    357       $     35   $  30,755
                                                 ==========      ========       ========   =========

      Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                       September 30, 1998
                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                 4,364            57             --       4,421
Obligations of States & Political Subdivisions        1,910            77             11       1,976
Mortgage-backed Securities                            2,420            28             --       2,448
                                                 ----------      --------       --------   ---------
                                                 $    8,694      $    162       $     11   $   8,845
                                                 ==========      ========       ========   =========

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


      Securities available for sale at December 31, 1997 consist of the following:

                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                                (In Thousands of Dollars)
US Treasury Securities                                  632            --              3         629
US Government Agencies & Corporations                10,301            84              4      10,381
Obligations of States & Political Subdivisions        4,946            90             80       4,956
Mortgage-backed Securities                            7,743            40             46       7,737
Federal Reserve Bank Stock                              343            --             --         343
Other Equity Securities                                  57            --             --          57
                                                  ---------     ---------       --------    --------
                                                  $  24,024     $     215       $    135    $ 24,104
                                                  =========     =========       ========    ========

      Securities held to maturity at December 31, 1997 consist of the following:

                                                                    Gross          Gross   Estimated
                                                  Amortized    Unrealized     Unrealized      Market
                                                       Cost         Gains         Losses       Value
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                 3,035            23             --       3,058
Obligations of States & Political Subdivisions        1,682            52             --       1,734
Mortgage-backed Securities                            2,573            16             --       2,589
                                                  ---------     ---------       --------    --------
                                                  $   7,290     $      91       $     --    $  7,381
                                                  =========     =========       ========    ========

                                                           Nine Months Ended
                                                           September 30, 1998
                                                          1998           1997
                                                       (In Thousands of Dollars)

Gross proceeds from sales of securities                       200         1,962
                                                       ==========     =========
Gross Gains on Sale of Securities                               1             2
Gross Losses on Sale of Securities                             --            --
                                                       ----------     ---------
  Net Securities Gains                                          1             2
                                                       ==========     =========

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.    Loans

      The following is a summary of loans outstanding at the end of the periods indicated:

                                                     September 30,  December 31,
                                                         1998            1997
                                                     ------------   ------------
                                                      (In Thousands of Dollars)

Commercial Mortgage                                  $    24,331    $    23,135
Residential Mortgage                                      31,578         28,987
Home Equity                                               12,719         10,905
Construction                                               8,911          6,059
Commercial                                                14,920         12,477
Installment                                               27,067         23,926
All Other                                                    661            617
                                                     -----------    -----------
                                                         120,187        106,106
Less Unearned Income                                         537            542
                                                     -----------    -----------
                                                         119,650        105,564
Less Allowance for Loan and Lease Losses                   1,494          1,324
                                                     -----------    -----------
                                                     $   118,156    $   104,240
                                                     ===========    ===========


      The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                   Nine Months       Nine Months
                                                     Ended              Ended
                                                 September 30,      September 30,    December 31,
                                                     1998                1997            1997
                                                 -------------      -------------    ------------
                                                                (In Thousands of Dollars)
Balance, Beginning                                    1,324              1,112           1,112
Provision Charged Against Income                        313                327             347
Recoveries                                               42                 46              55
Loans Charged Off                                     (185)              (146)           (190)
                                                 -------------      -------------    ------------
Balance, Ending                                    $  1,494           $  1,339        $  1,324
                                                 =============      =============    ============

      Nonperforming assets consist of the following:

                                             September 30,    December 31,
                                                 1998             1997
                                             -------------    ------------
                                                (In Thousands of Dollars)

Nonaccrual Loans                               $    583         $    302
Restructured Loans                                   --               --
                                             -------------    ------------
Nonperforming Loans                                 583              302
Foreclosed Properties                               374              208
                                             -------------    ------------
Nonperforming Assets                           $    957         $    510
                                             =============    ============


      Total loans past due 90 days or more and still accruing were $338 on September 30, 1998 and $77 on December 31, 1997.

                     MID-ATLANTIC COMMUNITY BANKGROUP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.    Earnings Per Share

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                     September 30, 1998                  September 30, 1997
                                                     ------------------                  ------------------
                                                                  Per Share                          Per Share
                                                   Shares           Amount             Shares          Amount
                                                   ------           ------             ------          ------
Basic Earnings Per Share                         2,195,238         $   .64            1,954,524       $   .60

Effect of dilutive securities:
  Nonemployee directors' stock options              45,166                               36,118
  Employee incentive stock options                  52,719                               32,327
                                                 ---------                            ---------

Diluted Earnings Per Share                       2,293,123         $   .61            2,022,969       $   .58
                                                 =========         =======            =========       =======

5.    Capital Requirements

      A comparison of the Company's capital as of September 30, 1998 with the minimum requirements is presented below:

                                                                      Minimum
                                                 Actual            Requirements
                                                 ------            ------------
Tier I Risk-based Capital                        15.77 %              4.00  %
Total Risk-based Capital                         16.92 %              8.00  %
Leverage Ratio                                   11.29 %              4.00  %

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Mid-Atlantic Community BankGroup, Inc. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report. The consolidated financial statements include the accounts of the Company and its subsidiaries, Peninsula Trust Bank, Incorporated (the "Bank") and Johnson Mortgage Company, LLC ("JMC").

Results of Operations

The Company experienced moderate balance sheet expansion during the third quarter of 1998, with total assets increasing $4.3 million, or 2.4% over June 30, 1998, and $26.4 million, or 16.6% over December 31, 1997. Growth was funded from new deposits, which reflected $3.7 million and $24.8 million increases for the three months and nine months ended September 30, 1998, respectively. As the interest rate environment began to soften, with a mood toward falling rates and predictions of the Federal Reserve targeting lower short-term rates over the near term, management became less aggressive on pricing consumer CDs during the third quarter of 1998. The Company considered its liquidity position to be adequate to allow renewing CDs to be redeemed rather than meet competition from non-financial sources.

Loan demand somewhat mirrored the moderate growth in deposits during the third quarter, evidenced by net loans increasing $4.5 million (3.9%) and $13.4 million (13.3%), respectively, over June 30, 1998 and December 31, 1997.

Asset quality continues to be strong. Total loans past due 30 days or more equaled $4.0 million (3.31% of total outstandings). Included in the 30 day total are $338,000 in loans that are 90 days or more past due and still accruing interest. Non-accrual loans totaled $583,000 at September 30, 1998, which represented 0.49% of total outstanding loans and 39.0% of the loan loss reserve. Foreclosed properties totaled $374,000 at September 30, 1998. The provision for loan losses was $80,000 in the third quarter of 1998 and $313,000 in the first nine months of 1998. Gross charge-offs for the quarter were $70,000, while total recoveries were $21,000.

The Company maintained its practice during the third quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $12.4 million, 6.87% of average total assets. These figures compare to $8.8 million and 5.13%, respectively, for the second quarter of 1998. The quarter-end balance of $10.1 million represented a $.5 million increase from the second quarter of 1998 and a $1.7 million increase from December 31, 1997.

The level of the investment account increased $2.9 million during the third quarter of 1998, ending the period at $39.4 million or 21.2% of total assets. The portfolio is comprised of 2% US Treasuries, 74% US Government Agencies, 22% State, County and Municipal governments, and 2% other equity securities and Federal Reserve Bank Stock.

Financial Accounting Standards Board (FASB) Statement 115 stipulated the way in which banks must classify and account for their securities portfolio, beginning with the first quarter of 1994. Securities are classified as Investment Securities when management has both the intent and the ability at the time of purchase to hold the securities until maturity. Investment Securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for an indefinite period of time are classified as Securities Available for Sale and are marked to market at each financial reporting date, or at each month-end. Securities Available for Sale include securities that may be sold in response to changes in interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors.

The Company elected, as of year-end 1995, to classify the entire portfolio as "available for sale". In an effort to manage the fluctuation in the "net unrealized gains/losses", the Company elected to reclassify $5.1 million of the portfolio as "held to maturity" as of July 31, 1997, resulting in a one-time capital adjustment for the gain. These reclassified bonds have longer final maturities but, due their respective call structures, exhibit more price volatility with subtle changes in overall interest rates. Also, the need for such bonds to be used for liquidity purposes is considered remote. The Company purchased an additional $9.0 million and $6.1 million, during the first nine months of 1998, that were classified as available for sale and held to maturity, respectively.

Management currently uses various tools for the measurement of three critical elements in portfolio management: interest rate risk, call and/or extension risk and maturity distribution. With better tools to monitor duration, long-term earnings performance of the portfolio is expected to demonstrate improved stability over varying interest rate cycles. These parameters will also draw a tighter relationship between effective modified duration (EMD) and bond convexity. Convexity measures the percentage amount of portfolio price appreciation if interest rates fall 1% relative to the percentage of price depreciation if interest rates rise 1%. The more that a bond declines relative to its depreciation, the higher the negative convexity, and consequently the more potential call and extension risk that that bond is likely to have.

The Company has attempted to narrow the bands of extremes in the investment portfolio's performance acknowledging that some earnings opportunities must be allowed to pass in the interest of minimizing extreme losses during volatile interest environments. The current falling rate environment has caused increased prepayment speeds in the Company's mortgage-backed securities as well as accelerating call activity in the callable US Government Agency bonds. As a result in a shift in buying philosophy combined with the calls and increased prepayments, management has been able to somewhat restructure the portfolio and accomplish its targeted convexity level mentioned above. The negative convexity as of September 30, 1998 was .73, approaching management's target of .70 and down significantly from the negative 1.40 level one year ago. The composition of the portfolio has shifted from a mix of more than 50% of the portfolio in callable agencies during the first half of 1997 to its current level of 35% as of September 30, 1998. Management considers this shift in keeping with its desire to stabilize both interest earnings and market value performance.

The Company actively monitors principal cash flow analysis within the investment portfolio relative to both current interest rate levels and the projected impact of 1% increases and decreases in overall interest rate levels. This analysis takes into account the impact of interest rates on the probability that call features will be exercised and that prepayment speeds of mortgage backed securities will either speed up or slow down. This analysis better equips management to project the expected maturity of a bond versus the contract maturity. It also allows management to more effectively plan reinvestment opportunities of principal cash flows.

Deposits represent 99.2% of total liabilities of the Company, including non-interest bearing checking accounts, which represent 15.8% of total deposits.

Earnings

Net income for the third quarter of 1998 totaled $398,000, compared to $502,000 for the second quarter of 1998 and $416,000 for the third quarter of 1997. The third quarter reflected substantial expenses associated with branch expansion and activities relating to the proposed merger with United Community Bankshares, Inc. ("UCB"). Year to date income for the nine months ended September 30, 1998 was $1,404,000, or a 19% increase over the same period in 1997. On a per share basis, earnings for the quarter were $ .17 compared to $ .19 for the same quarter in 1997. Exclusive of after tax merger-related expenses approximating $70,000, earnings for the third quarter of 1998 were $ .20 per share, a 5.3% increase over the same period in 1997. Year to date per share income equaled $
 .61 versus $ .58 for the same period in

1997. Excluding year to date after tax merger-related expenses, earnings for the nine months ended September 30, 1998 were $ .65 per share, a 12.1% increase over the first nine months of 1997. It is important to note that earnings per share were impacted not only by the increased expenses noted above, but also by the issuance of 299,000 additional shares in the Company's public offering of common stock during the third quarter of 1997. This issuance caused weighted average shares outstanding to reflect a 6.6% increase for quarter over quarter comparison and a 13.4% increase for the respective nine-month periods.

Net interest income for the third quarter of 1998 totaled $2,219,000 (a 15.2% increase over the similar period in 1997). The net interest margin experienced modest contraction as the average yield on interest earning assets declined by 7 basis points during a time when the average rate on interest bearing liabilities increased by 6 basis points. As a result, the 16.6% increase in interest income for the third quarter of 1998 compared to third quarter of 1997 was offset by a 18.5% increase in interest expense for the same period.

Non-interest expense for the third quarter totaled $1.8 million, compared to $1.6 million in the second quarter of 1998 and $1.4 million for the third quarter of 1997. The increase in non-interest expense resulted from costs incurred in connection with the acquisition and conversion of the Company's sixth banking office, the implementation of an image processing system in the Bank, the computer conversion of the Bank of Sussex and Surry, a subsidiary of UCB, to the Company's Data Processing Center in association with the proposed merger with UCB and various other merger-related activities such as regulatory application and proxy statement preparation. The Company also hired and trained staff in preparation of the October 22, 1998 opening of a seventh banking office in the Kingsmill area of Williamsburg. Substantial planning has also occurred for a fourth quarter computer conversion of the Bank of Franklin, also a subsidiary of UCB, as a part of the merger-related activities.

Capital and Liquidity

Equity capital at September 30, 1998 totaled $21.1 million, representing 11.4% of total assets. This level of capital will position the Company for growth well into the future and could support asset growth to more than $265 million.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Bank maintains lines of credit to purchase Federal funds totaling $5.4 million. Federal funds sold of $10.1 million equaled 19.5% of total demand deposits at September 30, 1998. This percentage compares to 27.0% at September 30, 1997. While Federal funds sold declined as a source of liquidity relative to demand deposits, management closely monitors principal cash flows within the investment portfolio as discussed above. Within the next 90 days, the investment portfolio will produce $1.8 million through called securities with an additional estimate of $3 million in principal paydowns and/or maturities. Total projected cash flows from the investment portfolio during the next six months will approximate $10 million. This is considered an adequate level of liquidity to meet anticipated deposit withdrawals and expected loan demand.

As mentioned above, future purchases in the investment portfolio will more clearly delineate those bonds purchased for liquidity purposes. These instruments will be purchased with greater attention to minimizing potential price and market value volatility.

Future Plans

Completion of the third floor of the Newport News office, located at the corner of Thimble Shoals Boulevard and J. Clyde Morris Boulevard near the entrance to the Oyster Point Industrial Park, is expected to begin during the fourth quarter
of  1998.  The  Company's   headquarters   will  be
housed in this location. Construction costs for the completion of the third floor of the building are expected to approximate $50,000.

The Company plans to establish a branch office in Gloucester Point, Virginia to complement its Main Office and Newport News office. In December 1997 and May 1998, the Bank purchased for $252,000 two parcels of property, including two houses, on Route 17 in Gloucester Point. The Bank anticipates relocating the houses prior to beginning construction of the banking office in 1999.

Year 2000 Issue

The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Bank by outside vendors and a mainframe processing system, which are run on in-house computer networks. All of these systems are vulnerable to the Year 2000 (Y2K) issue. The Company's Board of Directors has addressed the Y2K issue and identified the seriousness of the challenge. The Directors receive routine reports from management of the Company to enable them to monitor the Company's progress in its preparation for Y2K readiness. The Board has passed a resolution authorizing management to commit the full financial and human resources of the Company to achieve satisfactory Y2K readiness with a minimum of disruption to ordinary operations. The Company's Y2K coordinator, who was hired in 1997, commits approximately 75% of her schedule to the Y2K project. In addition, a Y2K project team was formed and meets regularly to review and ensure consistent progress in moving toward Y2K readiness.

In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company inventoried  more  than 70  applications  on which  it  relies  for its  routine operations. The degree of reliance was evaluated, with each application being identified as either mission critical, mission necessary or mission desirable. An application was deemed mission critical if it is vital to the successful continuation of a core business activity. The Federal Financial Institutions Examination Council (FFIEC) has issued several inter-agency statements providing guidance and/or requirements of all financial institutions. Included in this guidance was an emphasis that mission critical applications be identified and related priorities be set by the end of the third quarter of 1998. Based on this regulatory guidance, the Company's inventory process identified twelve mission critical applications, all of which are associated with information technology
(IT). There were no non-IT systems identified as mission critical. Such systems might include elevators or other equipment with embedded microcontrollers that may be century date sensitive. The Company currently has only two elevators throughout its branching network. In each of these locations, all business activities can be conducted in the event that the elevators are rendered inoperable. Other non-IT systems include electricity and telephone line communications. Both of these are necessary for daily operations but are considered to be beyond the Company's control to facilitate Y2K readiness. The Company is communicating with the providers of these services to monitor their progress toward Y2K readiness. The Company possesses and routinely tests a gasoline-powered generator for temporary electrical power for its primary computer room operations. This form of backup power provides limited business continuation features to the Company in the area of processing customer information in its core data processing package. Therefore, the Company believes that the integrity of critical customer information will be protected.

Based on the assessment described above, the Bank's mainframe hardware and banking software are currently Y2K compliant. However, testing is scheduled for the fourth quarter of 1998 and early 1999 to confirm this compliance. The Company's core data processing package is currently installed in more than 200 banks across the country. The vendor of this software has completed their testing of the software and distributed the software release to provide for Y2K compliance. However, the vendor is also facilitating a process for independent user group testing in order for the user banks to test their live customer data files in a non-production test environment. The Company was one of the users selected for the user group testing. This test will be conducted in December 1998. Total estimated cost to the Company including the vendor's certification, third party certification of the vendor's testing, user group testing and third party certification of the latter's test is less than $10,000. For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. The third party vendors of these systems have been contacted and have indicated that the hardware and/or software will be Y2K compliant. Modifications and/or replacements depend on the individual vendor and their respective products.

The Company utilizes an extensive network of personal computers (PCs) in its daily operations. With the rapid changes in technology in the past 10 years, the Company adopted a philosophy more than five years ago that acknowledged that the average useful life of PCs was in the three-to four-year time range. Having embraced this philosophy previously, replacement of PCs is a part of routine hardware planning. Currently, approximately 30% of the Company's PCs are viewed as nearing the end of their useful life even absent any Y2K considerations. Management has identified approximately 20% of its PCs in addition to the above stated 30% as requiring upgrades or replacement to make them Y2K capable. At an average cost of $2,200 per work station, this renovation/replacement process could result in a capital outlay approaching $50,000. This would result, on a standard depreciation basis, in an increase of approximately $17,000 per year over and above ordinary hardware replacement expense. Management considers that its total requirement in hardware expenditure associated with Y2K readiness will not have a significant negative effect on the Company's total earning performance.

The Company has implemented a process by which all significant loan and deposit customers will be contacted to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Y2K issue. Loan officers have received training to include a Y2K understanding in the credit decision making process. Existing borrowers have been evaluated to determine the risk that Y2K poses to their respective cash flow capacities or other related factors that may impact their ability to repay their loans. The Company is also working with borrowers who have current line of credit commitments to properly plan for the liquidity requirements of the Company to fund greater than normal line of credit draw requests. In this same vein, deposit customers are being evaluated to produce some basis for projecting possible interruption to daily deposit inflows. While the Company does not intend to abandon meeting the credit needs of its community, it has adopted a more conservative position in its lending associated with overall liquidity planning as well as credit evaluation of borrowing requests. Also in the interest of liquidity, the Company will be more aggressive in its pricing of certificates of deposit with maturities that extend beyond the Year 2000. This position should reduce the possibility of deposit runoff during the fourth quarter of 1999 and first quarter of the year 2000.

The Company plans to complete the majority of the Y2K project by the second quarter of 1999. Expenditures are not expected to have a large material effect on the Company's consolidated financial statements. The following tables present the Company's overall progress of its mission critical applications.

 Year 2000 Plan - Planned Number of Mission Critical Applications In Each Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Assessment              9         6         2         1         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Renovation              3         6         7         8         5         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Validation              -         -         3         3         7         9         3        -         -
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         3         9        12        12
--------------------------------------------------------------------------------------------------------------
TOTAL                   12        12       12        12         12        12       12        12        12
--------------------------------------------------------------------------------------------------------------

           Year 2000 Plan - Planned Percentage of Completion by Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Assessment              75        50       17         8         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Renovation              25        50       58        67         42        75        -        -         -
--------------------------------------------------------------------------------------------------------------
Validation              -         -        25        25         58        25       25        -         -
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         -        75       100       100
--------------------------------------------------------------------------------------------------------------
TOTAL                  100       100       100       100       100       100       100      100       100
--------------------------------------------------------------------------------------------------------------

The Company has established a series of trigger dates associated with core application products that govern primarily the customer loan and deposit data bases. These applications address production of new and renewal loan and deposit accounts as well as maintenance of ongoing customer relationships. The trigger dates start November 30, 1998 and conclude on February 28, 1999. Through the various testing methods that management has selected to validate the readiness of these applications, management will determine on these trigger dates whether to begin negotiations with alternate vendors of the applications that are not Y2K ready of to explore alternative solutions with existing vendors.

The expected costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Y2K issues, and similar uncertainties. Management does not anticipate that the total cost directly associated with the Y2K project will exceed $100,000 (approximately 5% of projected 1999 net income).

New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits". This Statement revises employers' disclosure about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

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

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This SOP is not expected to have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires the costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for the fiscal year 1999 financial statements. This SOP is not expected to have a material impact on the Company's financial statements.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full of general purpose financial statements. Financial statements for prior periods have been restated as required.

Forward-Looking Statements

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

           b)    Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MID-ATLANTIC COMMUNITY BANKGROUP, INC.


Date:  November 13, 1998               BY         /s/ W. J. Farinholt
                                         ---------------------------------------
                                         W. J. Farinholt, President & CEO



Date:  November 13, 1998               BY         /s/ Kenneth E. Smith
                                         ---------------------------------------
                                         Kenneth E. Smith, Exec. Vice President
                                         & Chief Financial Officer


Date:  November 13, 1998               BY         /s/ Kathleen C. Healy
                                         ---------------------------------------
                                         Kathleen C. Healy, Vice President &
                                         Chief  Accounting Officer