Form 10KSB40
period 1998-12-31
ATLANTIC FINANCIAL CORP
filed 1999-04-01
CIK 1021921

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                         Commission File Number 0-21285

                            ATLANTIC FINANCIAL CORP.

                      Virginia                    54-1809409
          (State or other jurisdiction     (IRS Employer ID number)
                  of incorporation)

            737 J. Clyde Morris Boulevard,
               Newport News, Virginia                23601
            (Address of principal offices)        (Zip Code)

         Registrant's telephone number including area code (757)595-7020

         Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each exchange
               Title of Each Class             on which  registered
             Common stock, $5 par value         NASDAQ Stock Market

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
  Yes   X     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__


Registrant's revenues for the fiscal year ended December 31, 1998   $28,345,507
                                                                   ------------

The aggregate market value (based on a sale price of the stock of $16.50) of Atlantic Financial Corp. voting stock held by non-affiliates as of March 29, 1999 was $59,316,032.

As of March 29, 1999, Atlantic Financial Corp. has 4,189,385 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 27, 1999 is incorporated by reference in Part III of this Form 10-KSB.

Form 10-KSB Cross-Reference Index

Companies have been encouraged by the Securities and Exchange Commission (SEC) to combine their Annual Report to Shareholders and Form 10-KSB Annual Report into a single document. This Form 10-KSB Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders, as is reflected in the following Cross-Reference Index. However, only those sections of the Annual Report to Shareholders referred to in the Cross Reference Index below are to be deemed "filed" with the SEC as part of this Form 10-KSB Annual Report.
                                                                          Page
                                                                          ----
Part I
Item 1.  Business............................................................2
Item 2.  Properties..........................................................2
Item 3.  Legal Proceedings................................................None
Item 4.  Submission to Matters to a Vote of Security Holders..............None

Part II
Item 5.  Market for Common Equity and Related Shareholder Matters............2
Item 6.  Management's Discussion and Analysis.............................5-19
Item 7.  Financial Statements............................................21-44
Item 8.  Changes In & Disagreements With Accountants on
                  Accounting and Financial Disclosure.....................None

Part III
Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons, Compliance With Section 16(a) of the Exchange Act (1)
Item 10. Executive Compensation. (1)
Item 11. Security Ownership of Certain Beneficial Owners and  Management. (1)
Item 12. Certain Relationships and Related Transactions. (1)
Item 13. Exhibits and Reports on Form 8-K
         (a)  Exhibits (2)
         (b)  Reports on Form 8-K (2)

----------------
(1) This information is omitted pursuant to Instruction G of Form 10-KSB since the Registrant intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1998.
(2) A list of Exhibits and Reports on Form 8-K was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to Kenneth E. Smith, Secretary, Atlantic Financial Corp., 737 J. Clyde Morris Boulevard, Newport News, VA 23601.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Atlantic Financial Corp.
                                            (Registrant)


                                            /s/ W. J. Farinholt 3/30/99
                                            -----------------------------------
                                                  W. J. Farinholt / Date
                                                  President/CEO


                                            /s/ Kenneth E. Smith  3/30/99
                                            -----------------------------------
                                            Kenneth E. Smith / Date
                                            Executive Vice President &
                                            Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph A. Lombard, Jr.  3/30/99           /s/ W. J. Farinholt  3/30/99
-----------------------------------           ------------------------------
JOSEPH A. LOMBARD, JR. / Date                 W. J. FARINHOLT / Date
Chairman of the Board                         President, CEO, Director


/s/ J. Philip Bain, Jr. 3/30/99               /s/ Charles F. Dawson  3/30/99
-----------------------------------           ------------------------------
WILLIAM D. FARY / Date                        CHARLES F. DAWSON / Date
Director                                               Director


/s/ Robert D. Foster  3/30/99                 /s/ Harry M. Healy 3/30/99
-----------------------------------           ------------------------------
ROBERT D. FOSTER / Date                       HARRY M. HEALY / Date
Director                                      Director


/s/ Thomas Z. Wilke  3/30/99                  /s/ Winifred O. Pearce 3/30/99
-----------------------------------           ------------------------------
THOMAS Z. WILKE / Date                        WINIFRED O. PEARCE / Date
Director                                      Chief Operating Officer, Director

GREETINGS TO FELLOW SHAREHOLDERS:

We are pleased to present the first Annual Report for Atlantic Financial Corp. (the Company). Although this is technically the first, we are a Company rich in history! One of the members of our financial family, the Bank of Sussex and Surry, began banking operations in 1902 and has been a vital participant in its community ever since. The official origin of the Company was December 1, 1998 when Mid-Atlantic Community BankGroup and United Community Bankshares consummated a merger of equals and simultaneous name change. The merger resulted in a Company with total assets of $360.3 million, placing it among the top fifteen banking organizations headquartered in Virginia. On a combined basis, the Company exhibited strong growth in total resources reaching its current level through a $45.0 million increase (14.3%) over 1997's total assets of $315.3 million.

The year, 1998, was a satisfying and also challenging one. Rather than being intimidated by the consolidation in the banking industry, we participated in it. Our merger, described above, expanded our geographical spread throughout Southeastern Virginia, stretching from the Middle Peninsula across the Peninsula and over to the Southside. While this "business marriage" was a critical step for our future, the daunting task of managing a merger of equals has required much energy. We brought the strengths of two companies together and have begun to accent and expand their influences over the combined entity. We have already begun providing data processing for all subsidiary banks in one data center on the same software system. This will provide uniformity in management information systems and improved financial reporting. Further, it will provide management the tools to make swift, informed decisions and strengthen the Company's tactical position as a leader in its market.

Pre-tax net income declined in 1998 to $5.1 million from $5.4 million in 1997. After-tax net income for 1998 of $3.7 million represented a 9.8% decrease from 1997. This translated into an $0.86 per share, assuming dilution, in 1998 versus $1.00 per share in 1997. This 14% decrease was affected somewhat by the expanded average primary number of shares outstanding, increasing from 4,055,268 December 31, 1997 to 4,270,957 December 31, 1998.

Shareholder value as reflected in December 31, 1998 book value per share was $10.35 per share, compared to $9.70 at year-end 1997. Additionally, net income represented a return on average equity of 8.89% compared to 11.32% in 1997.

                           1998 Major Accomplishments:

*     Installed and implemented check imaging system at Peninsula Trust Bank.
*     Opened two new full service banking offices at Peninsula Trust Bank.
* Completed franchise building purchase of 50% interest in Johnson Mortgage Co, LLC, with nine months operations producing 27% return on investment.
* Converted Automated Teller Machine (ATM) processing in Peninsula Trust Bank to "in-house", enhancing cost control, customer service, and employee efficiency.

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

Sincerely,




W. J. Farinholt                                      Joseph A. Lombard, Jr., DDS
President & CEO                                      Chairman of the Board

DESCRIPTION OF BUSINESS

Atlantic Financial Corp. (the "Company") is the parent bank holding company for Peninsula Trust Bank, Incorporated (PTB), The Bank of Franklin (BOF) and the Bank of Sussex and Surry (BSS), (the "Banks"). PTB, BOF and BSS are Virginia chartered banks that offer a full range of banking services, principally to individuals and small to medium size businesses in their respective market areas.

Peninsula Trust Bank, headquartered in Gloucester, Virginia, operates seven full-service banking offices located in Gloucester, Williamsburg, Charles City County, Newport News, Glenns and Mattaponi, Virginia. Incorporated in Virginia in 1988, PTB is organized under the Virginia Banking Act as amended and commenced business as a commercial bank on July 20, 1989. Peninsula Trust Bank's operations are directly affected by the monetary and banking policies of various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Bureau of Financial Institutions of the Virginia State Corporate Commission. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities. PTB offers a broad range of financial services including a variety of loan and deposit services, personal lines of credit, equity lines, credit cards and merchant accounts. PTB had 124 full-time equivalent employees on December 31, 1998.

The Bank of Franklin, headquartered in Franklin, Virginia, operates five full-service banking offices located in Franklin, Suffolk, Courtland and Newsoms, Virginia. BOF was organized and chartered under the laws of the Commonwealth of Virginia on July 8, 1970 and commenced operations on February 4, 1971. BOF is a State nonmember bank. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities. BOF provides a wide range of financial services, principally to individuals and to small and medium size business, including individual and commercial demand, savings, and time deposit accounts, ATM services, sales of US Savings bonds, collection items and official checks. BOF had 51 full-time equivalent employees on December 31, 1998.

The Bank of Sussex and Surry, headquartered in Wakefield, operates three full-service banking offices in Wakefield, Ivor and Surry, Virginia. BSS was organized and chartered under the laws of the Commonwealth of Virginia on April 12, 1902 and commenced operations on July 31, 1902. BSS is a State nonmember bank. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities. BSS provides a wide range of financial services, principally to individuals and to small and medium size business, including individual and commercial demand, savings, and time deposit accounts, ATM services, sales of US Savings bonds, collection items and official checks. BSS also offers a wide array of real estate products including a long-term fixed rate mortgage product that is sold in a secondary market. BSS is authorized to provide trust services, but does not currently do so. BSS had 26 full-time equivalent employees on December 31, 1998.

The Company's primary corporate mission is to maximize its sustainable earnings while being a responsible business that maintains an image of trust and competence in rendering high quality financial services targeting the business and professional markets and, at the same time, serving the retail market, through the efforts of fairly treated employees. None of the Company's employees are represented by any collective bargaining unit and the Company considers relations with its employees to be good.

The banking industry is competitive in the Company's market area. There are approximately 11 banks with local deposits as of June 30, 1998 of $2.6 billion, within the primary trade areas of its subsidiary banks.


PROPERTIES

The principal office of Peninsula Trust Bank is located at 7171 George Washington Memorial Highway, Gloucester, Virginia. At December 31, 1998, PTB conducted business from seven locations, all of which are owned. The Company's Data Processing Center is housed in the Peninsula Trust Bank Glenns office.

The principal office of the Bank of Franklin is located at 100 East Fourth Avenue, Franklin, Virginia. At December 31, 1998, BOF conducted business from five locations, four of which are owned and one of which is leased.

The principal office of the Bank of Sussex and Surry is located at 205 Railroad Avenue, Wakefield, Virginia. At December 31, 1998, BSS conducted business from three locations, all of which are owned. BSS also owns property located on 535 County Drive, Wakefield, Virginia, on which it owns a stand-alone ATM facility. The Operations Center, including the proof department and item processing for BOF and BSS is housed in leased space in Courtland, Virginia.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is only one class of equity securities outstanding, common stock, with a par value of $5.00 per share. The capital stock is registered pursuant to the Securities and Exchange Act of 1934, Section 12(g) of the Act. As of December 31, 1998, there were 1863 holders of record of the Company's common stock.

The following table sets forth, for the quarters indicated, the high and low closing prices for AFC Common Stock on the Nasdaq SmallCap Market.

                                            High              Low
                                            ----              ---
1998
Fourth Quarter......................       $19.50            $15.75
Third Quarter.......................        21.50             18.00
Second Quarter......................        24.00             20.00
First Quarter.......................        23.00             16.25

1997
Fourth Quarter......................       $16.00            $12.00
Third Quarter.......................        12.75             11.50
Second Quarter......................        13.00             11.50
First Quarter.......................        13.00             11.50

1996
Fourth Quarter......................        13.00             11.75
Third Quarter.......................        12.44             11.19
Second Quarter......................        12.50             11.00
First Quarter.......................        11.75              9.25

                             SELECTED FINANCIAL DATA

                                                                                At and for the Year Ended December 31,
                                             -----------------------------------------------------------------------------------
                                                         1998            1997             1996            1995           1994
                                                         ----            ----             ----            ----           ----
EARNINGS STATEMENT DATA:
    Interest income......................             $26,263         $23,738          $21,071         $17,684        $13,849
    Interest expense.....................              11,372          10,125            9,108           7,630          5,019
                                                       ------          ------            -----           -----          -----
    Net interest income..................              14,891          13,613           11,963          10,054          8,830
    Provision for loan losses............                 477             476              481             471            441
    Noninterest income...................               2,082           1,716            1,501           1,220          1,101
    Noninterest expense..................              11,386           9,433            8,117           7,075          6,060
                                                       ------           -----            -----           -----          -----
    Income before income taxes...........               5,110           5,420            4,866           3,728          3,430
     Income taxes........................               1,448           1,360            1,409             990            962
                                                        -----           -----            -----             ---            ---
    Net income...........................              $3,662          $4,060           $3,457          $2,738        $ 2,468
                                                       ======          ======           ======          ======        =======

PER SHARE DATA: (1)
    Net income, basic....................                0.88            1.02             0.90            0.78           0.77
    Net income, diluted..................                0.86            1.00             0.88            0.77           0.77
    Cash dividends.......................                0.34            0.25             0.13            0.06           0.00
    Basic Weighted average shares
     Outstanding.........................           4,162,044       3,979,027        3,855,066       3,515,042      3,190,562
    Diluted weighted average shares
     Outstanding.........................           4,270,957       4,055,268        3,917,372       3,555,152      3,215,978
    Book value at period end............                10.35            9.70             8.67            8.06           7.64

BALANCE SHEET DATA:
    Total Assets.........................            $360,303        $315,257         $286,312        $251,591       $201,864
    Loans, net...........................             207,733         185,690          167,932         135,737        115,512
    Investment securities................              94,206          83,493           83,687          82,658         59,044
    Deposits.............................             312,310         271,928          250,311         218,329        176,040
    Shareholders' equity.................              43,129          40,309           33,411          31,088         23,917

PERFORMANCE RATIOS:
    Net interest margin(2)...............               5.04%           5.17%            5.15%           5.04%          5.11%
    Return on average assets.............               1.10%           1.37%            1.32%           1.24%          1.33%
    Return on average equity.............               8.89%          11.32%           10.85%          10.20%         10.87%
    Efficiency ratio(3)..................              64.64%          59.46%           57.71%          60.55%         58.16%

ASSET QUALITY RATIOS:
    Allowance for loan losses to period
        end loans........................               1.15%           1.29%            1.36%           1.53%          1.62%
    Allowance for loan losses to
        nonperforming assets.............               2.71x           2.83x            4.57x           3.52x          1.78x
    Nonperforming assets to period end
        loans and foreclosed properties..               0.42%           0.45%            0.31%           0.44%          0.91%
    Net charge-offs to average loans.....               0.24%           0.20%            0.18%           0.37%          0.19%

CAPITAL AND LIQUIDITY RATIOS:
    Leverage.............................              11.64%          12.49%           11.77%          12.28%            N/C
    Risk Based Capital Ratios:
        Tier 1 capital...................              16.67%          18.56%           16.64%          19.14%            N/C
        Total capital....................              17.82%          19.73%           17.81%          20.41%            N/C

    Average loans to average deposits....              69.77%          70.35%           67.98%          66.97%         65.62%



---------------

(1) Amounts have been restated to reflect a two-for-one stock split of MACB in March 1998.
(2) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Bank's net yield on its earning assets.
(3) Efficiency ratio is computed by dividing non-interest expense less foreclosed property expense by the sum of fully taxable equivalent net interest income and non-interest income, net of securities gains or losses.

N/C Items not calculated.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, the Company's
Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries, Peninsula Trust Bank ("PTB"), The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"). Contributions from the Company's 50% membership interest in Johnson Mortgage Co. LLC ("JMC") are also reflected in the financial results. The Company's existence originated during the third quarter of 1996 as Mid-Atlantic Community BankGroup, Inc. ("MACB"); however, PTB was the Company's only subsidiary, representing more than 99% of the Company's activities for 1996 and 1997. Effective December 1, 1998, the merger of MACB and United Community Bankshares ("UCB") was consummated.
Therefore, comparative discussions of consolidated financials reflects the merger of MACB and UCB.


Overview

Net income of $3.7 million in 1998, was a 9.81% decrease from 1997 net income of $4.1 million. On a pre-tax basis, net income for the current period was $5.1 million compared to $5.4 million. Despite the reduction in pre-tax income, income tax expense was higher in 1998 due to $278,000 in merger related expenses which are not deductible for income tax calculations. Fully diluted earnings per share were $0.86 in 1998 compared to $1.00 in 1997. Excluding the one time merger related expenses, the 1998 per share figure was $0.93. Profitability as measured by return on average stockholders' equity was 8.89% in 1998 compared to 11.32% in 1997.

Much of the consideration in the merger of UCB into MACB involved a comparison of asset growth between the two companies. UCB's two subsidiary banks were older and reflected more moderate asset growth while having accumulated substantial capital levels. MACB's subsidiary bank (a de novo in 1989) had demonstrated consistent growth levels beyond the ability to augment capital through internal generation. Therefore, MACB and previously PTB had borne the expense of multiple stock offerings since 1989. The merger, thus, offered the ability for UCB to leverage its capital and allow PTB to continue its rapid asset growth with no anticipated need to return to the market for raising additional capital.

A meaningful measure of resource efficiency is the Company's return on average assets (ROA). This measure was 1.10% for 1998 compared to 1.37% for 1997. Both of these figures compare favorably to an industry wide benchmark of 1.00%, particularly in light of the Company's strong asset growth and commitment to branch expansion, as well as the merger related expenses and upgrade investments in the computer technology area.

Results of Operations

The Company's banking subsidiaries operate by attracting deposits from the general public and employing such deposit funds in the purchase of investment securities and the making of commercial, consumer, and residential construction and permanent mortgage real estate loans. Revenues are derived principally from interest on loans and investments. The Company's major expense is interest paid on deposits. Results of operations depend primarily on the level of net interest income, which is the interest and fees earned on loans plus investment interest minus interest paid on deposits and short-term borrowings. Thus, net interest income is reflective of yields received in interest-earning assets and the rates paid on interest-bearing liabilities.

Net Interest Income

Total interest and fee income from loans and investments for 1998 was $26.3 million compared to $23.7 million in 1997, a 11.0% increase. This was accomplished through an increase in total average earning assets from $275.2 million for 1997 to $308.4 million for 1998. As a percentage of average total assets, the earning assets component was relatively constant, declining slightly from 93.08% in 1997 to 92.99% in 1998. Total interest expense increased $1.2 million (12.9%) in 1998 to a total of $11.4 million.

Net interest income (tax equivalent interest income less interest expense) increased $1.3 million (9.3%) in 1998. The net interest margin ratio (tax equivalent net interest income expressed as a percentage of average earning assets) declined to 5.04% in 1998 from 5.17% in 1997. The banking industry, as a whole, is forecasting tighter or shrinking interest margins. This is due to steadily rising competition for sources of funds from such nonbank competition as credit unions and mutual funds. With interest rates in the bank deposits arena at historically low levels, depositors are aggressively seeking alternatives and not allowing banks to effectively reprice downward their greatest resource for funding. However, borrowers are demanding the benefits of a falling rate environment, thus, reducing yields on loans. Competition for consumer loans, particularly vehicle and mortgage related (equity line) products continues to be impacted by nonbank players also.

Added complexity of this competition is that it is being conducted on an uneven playing field in that banks and credit unions have dissimilar income tax liabilities. Banks bear substantially greater tax burdens than do credit unions. This has resulted in intense pressure on competitive interest rates. The challenge for Bank management, therefore, is to expand its search for noninterest income and other efficiencies in its operations.

Non-interest Income

Total non-interest income in 1998 was $2.1 million a 23.5% increase over $1.7 million the previous year. The primary source of non-interest income in prior years has been service charges and fees related to deposit accounts. All service fees are under review for the possibility of upward adjustment. The Company has expanded its network of automated teller machines (ATM) and should experience increased revenues from foreign card use at its ATMs. The Company will continue its efforts to control what customers perceive as nuisance charges to maximize its competitive position, although the ability to maintain consistent profit levels will require greater contributions from non-interest income to offset future pressure on net interest income. The consummation of the Company's purchase of 50% interest in JMC has paid immediate dividends, contributing $134,500 to net income in the first nine months of the Company's ownership. This new venture will enable the Company to expand its service to bank loan customers by providing an efficient outlet through which they can seek long term fixed rate products. An improved base of product offerings will enhance the Company's ability to create, expand, and sustain broader and more tightly woven customer relationships. It also positions the Company to take advantage of the burgeoning refinancing market. The Company also has entered into a contract with UVEST to begin offering, later in 1999, limited investment products (fixed and variable rate annuities) throughout its banking offices.

Non-interest Expense

Total non-interest expense totaled $11.4 million in 1998, up from 1997's $9.4 million. Included in this increase are the one time merger related expenses of $278,000 discussed above. Depreciation expense of fixed assets increased significantly due to the following reasons: (1) PTB implemented a new image processing system for its item capture and check processing activities, (2) PTB opened two new banking offices, (3) PTB moved its Newport News banking office from a temporary facility to a permanent site, (4) UCB converted both of its subsidiary banks' data processing system to the PTB processing center requiring substantial upgrading in computer hardware and telecommunications connectivity. Additionally, one time installation related expenses associated with the fixed asset expansion above further contributed to the overall increase. The two new banking offices also increased salary and benefits expense in advance of increased revenue generation.


Financial Condition

Another year of quality growth occurred as the Company saw total assets increase to $360.3 million which represented a $45.0 million increase, or 14.3% over year-end 1997. The primary source of this growth was an increase in total deposits of $40.4 million (14.9%). Employment of these new resources was accomplished through increases in the loan portfolio and investment securities account of $22.0 million (11.8%) and $10.7 million (12.8%), respectively. Loan demand was stable throughout 1998, although not as strong as previous years.


Provision / Allowance for Loan Losses & Asset Quality

During 1998 the Company provided $477,000 to the reserve for loan losses. This represents an increase of $1,250 over 1997. At year-end 1998 the reserve equaled $2.4 million, a sound 1.15% of outstanding loans. Non-performing assets at year-end 1998 totaled $893,000. All other delinquencies on which interest is still accruing are considered at manageable levels with more than adequate coverage in the reserve for loan losses described above. Net charge-offs for 1998 were $483,000 compared to $367,000 in 1997. Credit decisions continue to be based on the borrower's cash flow, the value of underlying collateral, and the integrity of the borrower. The economy, both nationally and locally, has enjoyed an extended recovery/growth cycle. Yet personal and small business bankruptcies have reflected a disturbing growth trend. Although the Bank has not been materially "victimized" by this bankruptcy trend, management is substantially more attentive to underwriting standards and the importance of a meaningful loss reserve.

Capital Resources and Liquidity

Capital growth was again supported through internal generation in the form of retained earnings. The increase in capital resulted in a capital to total assets ratio at year-end 1998 of 12.0%, compared to 12.8% December 31, 1997. This level is considered an ample reserve to support continued asset growth for the immediate future and to provide a buffer against unforeseeable downturns in business and economic cycles and is substantially above regulatory prescribed minimum recommended levels. Management's target for the capital/assets ratio is 9.0%; therefore, significant leveraging of current capital funds is a primary goal.

Liquidity is provided through several sources. The most readily convertible to cash is "Federal funds sold," or the overnight sale of excess reserves to other banks. The Company has adopted policy and procedure guidelines to comply with Regulation F of the Board of Governors of the Federal Reserve System regarding interbank liabilities risk, limiting the Company's exposure to credit risk in its dealing with correspondent banks. Sales of Fed funds averaged $18.7 million during 1998, up 56.4% from the $11.9 million average of 1997. The increase was due in part to call activity in the investment portfolio. Also, Management deliberately permitted the Fed funds level to increase as the merger transaction progressed during the fourth quarter of 1998, while it was re-evaluating an overall asset liability management (ALM) plan. Management will target an average Fed funds sales level of $12.5 million for 1999. Additional liquidity exists within the investment account where $4.5 million matures within ninety days. Also $6.9 million of callable bonds is projected to be called within three months and another $7.3 million is projected to be called in three to twelve months. The Company also maintains deposit relationships with several correspondent banks which include commitments through various lines of credit for short-term borrowing needs. The Company's ability to satisfy credit demands, routine deposit withdrawals, and other corporate needs is considered adequate. Management is not aware of any known trends, demands, events, commitments, or uncertainties that either will result or reasonably might result in a material decrease in liquidity.

Future Plans

The Company owns two parcels in the southern end of Gloucester County at Gloucester Point. The Company plans to begin construction on a new full service banking office on the parcels in the second half of 1999, subject to regulatory approval. An opening is targeted for early 2000.

The Company has also developed informal strategic plans for the immediate and near future. These include approaches to continued ability to compete in the face of consolidation of the financial services industry and the resultant massive size of some of the Company's competitors. In this vein, the Company will continue to explore all avenues of expansion including other mergers similar to the one consummated in 1998, as well as possible acquisitions or de novo expansion.

The Company plans to establish some level of internet presence before the end of 1999.

Effects of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein were prepared in accordance with generally accepted accounting principles (GAAP), which require the measurements of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. Money is the Company's primary raw material. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, as illustrated by the Gap Analysis, in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses may be more directly affected by inflation.

    Average Balances, Interest Income and Expenses, Average Yields and Rates


                                                                  Year Ended December 31,



                                                   1998                      1997                               1996
                                                   ----                      ----                               ----


                                             Interest                        Interest                     Interest
                                   Average    Income/    Yield/    Average    Income/   Yield/  Average    Income/    Yield/
                                   Balance    Expense      Rate    Balance    Expense     Rate  Balance    Expense      Rate
                                   -------    -------      ----    -------    -------     ----  -------    -------      ----

                                                                            (Dollars in Thousands)
Assets:
Interest earning assets:
    Securities:
       Taxable................      $62,687     $4,158     6.63%    $56,828   $3,950    6.95%    $55,292    $3,726     6.74%
       Tax exempt (1).........       26,822      1,911     7.12%     26,389    1,791    6.79%     26,829     1,961     7.31%
                                     ------      -----     -----     ------    -----    -----     ------     -----     -----
        Total securities .....       89,509      6,069     6.78%     83,212    5,741    6.90%     82,121     5,687     6.92%
   Federal funds sold ........       18,660        997     5.34%     11,931      666    5.58%      7,855       436     5.56%
   Loans, net (2) ............      200,238     19,847     9.91%    180,011   17,940    9.97%    155,020    15,614    10.07%
                                    -------     ------ -   -----    -------   ------ -  -----    -------    ------    ------
        Total earning assets .      308,407     26,913     8.73%    275,154   24,347    8.85%    244,996    21,737     8.87%
  Less: allowance for loan
  losses......................      (2,520)                         (2,450)                      (2,235)
Total non-earning assets......       25,782                          22,897                       19,890
                                     ------                          ------                       ------
Total assets .................    $ 331,669                        $295,601                     $262,651
                                  =========                        ========                     ========



Liabilities & Stockholders' equity:
Interest bearing liabilities:
 Checking.....................      $45,301     $1,363     3.01%    $39,171   $1,245    3.18%    $37,940    $1,162     3.06%
  Savings and money market
     deposits.................       48,163      1,521     3.16%     46,879    1,479    3.15%     42,648     1,426     3.34%
  Other time..................      153,045      8,435     5.51%    134,881    7,331    5.44%    116,336     6,469     5.56%
                                    -------      -----     -----    ------- --------    ----- -- ------- --  -----     -----
  Total interest bearing
     deposits.................      246,509     11,319     4.59%    220,931   10,055    4.55%    196,924     9,057     4.60%
  Short-term borrowings.......        1,098         53     4.83%      1,382       70    5.07%      1,140        54     4.74%
                                      -----         --     -----      -----       --    -----      -----        --     -----
Total interest-bearing
liabilities...................      247,607     11,372     4.59%    222,313   10,125    4.55%    198,064     9,111     4.60%
Noninterest-bearing liabilities:
  Demand deposits.............       40,498                          34,940                       31,098
  Other non-interest bearing
  liabilities.................        2,367                           2,487                        1,627
                                      -----                           -----                        -----
Total liabilities.............      290,472                         259,740                      230,789
Stockholders' equity..........       41,197                          35,861                       31,862
                                     ------                          ------                       ------
Total liabilities and
  stockholders' equity........     $331,669                        $295,601                     $262,651
                                   ========                        ========                     ========
Net Interest Income...........                 $15,541                       $14,222                       $12,626
                                               =======                       =======                       =======
Interest rate spread (3)......                             4.13%                        4.30%                          4.27%
Net Interest margin (4).......                             5.04%                        5.17%                          5.15%


---------------

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.
(2) For the purposes of these calculations, nonaccruing loans are included in the daily average loan amounts outstanding.
(3) Interest spread is the average yield earned on earning assets, calculated on a fully taxable equivalent basis, less the average rate incurred on interest-bearing liabilities.
(4) Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal tax rate of 34%, expressed as a percentage of average earning assets.

                            Volume and Rate Analysis

                                                                 Year Ended December 31,

                                      -------------------------------------------------------------------------------
                                              1998 Compared to 1997                  1997 Compared to 1996
                                              ----------------------                 ---------------------


                                                                    Increase                                Increase
                                            Volume        Rate    (Decrease)       Volume        Rate     (Decrease)
                                            ------        ----    ----------       ------        ----     ----------


INTEREST EARNED ON:
Securities:
   Taxable.........................           $376      ($168)          $208          $105        $119          $224
   Tax-exempt......................             30          90           120          (32)       (138)         (170)
Loans (net)........................          1,997        (90)         1,907         2,479       (153)         2,326
Federal funds sold.................            358        (27)           331           228           2           230
                                               ---        ----           ---           ---           -           ---
   Total interest income...........          2,761       (195)         2,566         2,780       (170)         2,610
                                             -----       -----         -----         -----       -----         -----

INTEREST PAID ON:
   Checking........................            179        (61)           118            38          45            83
   Savings and money market accounts            38           4            42           124        (71)            53
   Time deposits...................          1,008          96         1,104           997       (135)           862
Short-term borrowings..............           (14)         (3)          (17)           12            4            16
                                              ----         ---          ----           ---           -            --
   Total interest expense..........          1,211          36         1,247         1,171       (157)         1,014
                                             -----          --         -----         -----       -----         -----
        Net interest income........         $1,550      ($231)        $1,319        $1,609       ($13)        $1,596
                                            ======      ======        ======        ======       =====        ======


Market Risk and Interest Sensitivity Analysis

The Company's primary component of market risk is interest rate volatility. The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of the Company's assets and the liabilities which fund them. The Company seeks to manage this risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. There are a variety of factors which influence the repricing characteristics and market values of any given asset or liability. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by its contractual terms or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the reverse relationship exists between interest rate sensitive assets and liabilities. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yield of its assets and, thus, a decrease in the institution's net interest income. An institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely manner.

The Company uses earnings simulations, duration, and gap analysis to analyze and project future interest rate risk. The investment portfolio, specifically, is analyzed as to interest rate risk as well as call and extension risk. These three elements combined will have a direct bearing on long term portfolio profitability, both in terms of price change and, importantly, future yield. The amount of interest rate risk and call and extension risk contained in the portfolio will either stabilize or destabilize future Company earnings if overall interest rates change. The best mathematical measurements of interest rate risk and call and extension risk are effective modified duration (EMD) and convexity, especially in today's environment with so many bonds containing direct or indirect call options.

Since many types of bonds are callable or can vary in average life as rates change, the Company considers what effect this could have on market value, and thus, potential earnings. Duration and Modified Duration are used without negative convexity and, therefore, are not as accurate predictors of price change when dealing with bonds that can have variable principal payouts ("callables", "mortgages"). Negative convexity is used in conjunction with EMD and is useful when there is a chance of more than one average life or workout date (maturity/call date). It reflects the fact that with these type bonds, market prices will almost always decrease in value more than they increase given the same rate shift up and down. EMD and convexity, when used together, provide a close approximation of market price changes per 1% moves in interest rates. Negative convexity usually works against the bondholder in both higher and lower rate scenarios.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions have not been applied in the table in estimating the repricing of the Company's mortgage-backed securities, but are studied monthly in making investment decisions and managing interest rate risk. The estimated rates of prepayment assumed are based upon the current coupon rates and their relationship to the current interest rate environment. Other assumptions included in the investment portfolio are projected redemption dates of current investments that have callable features allowing the issuer of the investment to call or redeem the issue prior to its contractual maturity.


                        Interest Sensitivity Analysis(1)

                                                                 Maturing or Repricing In:

                                        ----------------------------------------------------------------------------
                                                 Within         90-365           1-5          Over
                                                90 Days           Days         Years       5 Years            Total
                                                -------           ----         -----       -------            -----

                                                                  (Dollars in Thousands)

Interest Earning Assets:
   Federal funds sold...............            $29,524         $    -        $    -        $    -         $ 29,524
   Investment securities (1)........              4,927          3,702        28,888        54,826           92,343
   Loans (2)(3).....................             54,323         27,548        82,602        45,593          210,066
                                                 ------         ------        ------        ------          -------

      Total interest-earning
       Assets.......................           $ 88,774       $ 31,250     $ 111,490     $ 100,419        $ 331,933
                                               ========       ========     =========     =========        =========
Interest Bearing Liabilities:
   Deposits:
       Interest bearing demand.......            16,206              -        19,251             -           35,457
       MMDAs and other savings.......            31,732              -        30,985             -           62,717
       Time deposits $100,000
         and over....................             9,051         15,797        11,460             -           36,308
       Other time deposits...........            24,768         55,384        48,385             -          128,537
   Other borrowed money..............             1,546             24            19             -            1,589
                                                  -----             --            --                          -----
       Total interest-bearing
         Liabilities.................          $ 83,303        $71,205     $ 110,100        $    -        $ 264,608
                                               ========        =======     =========        ======        =========
Period gap...........................           $ 5,471      $(39,955)       $ 1,390     $ 100,419         $ 67,325
Cumulative gap.......................           $ 5,471      $(34,484)     $(33,094)       $67,325
Cumulative gap as a percent of total
   earning assets....................             1.65%       (10.39%)       (9.97%)        20.28%

---------------

(1) The amounts shown for securities do not reflect the unrealized gain on available for sale securities, which was approximately $1,863,000 at December 31, 1998.

(2) the amount shown for loans have not been reduced by the allowance for loan losses or unearned income, which were approximately $2,424,000 and $590,000, respectively, at December 31, 1998.

(3) The amounts shown for loans do not include nonaccrual loans, which were approximately $681,000 at December 31, 1998.

Management's 1999 target ratio for the 0-365 day cumulative gap is +/- 10% in 1999. The Company manages the interest rate risks by monitoring the balances, rates, call features and maturities of rate sensitive assets and liabilities.

Securities

The Company's securities portfolio serves several purposes. Portions of the portfolio are held as investments, while the remaining portions are used to assist the Company in liquidity and asset liability management.

In June, 1993, the Financial Accounting Standards Board adopted FASB 115, which changes the manner in which financial institutions classify and account for their investment securities for fiscal years beginning after December 15, 1993. In response to this rule change, as of January 1, 1994, the Company revised its investment securities policy and divided its investment securities portfolio into two components, (i) securities held to maturity and (ii) securities available for sale. Securities are classified as securities held to maturity when management has the intent and the Company has the ability at the time of purchase to hold the securities to maturity. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities to be held for indefinite periods of time are classified as securities available for sale. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in a separate component of shareholders' equity. Securities available for sale include securities that may be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The Company's recent purchases of investment securities have generally been limited to securities of high credit quality with short to medium term maturities.

The following tables summarize the book value of the Company's investment securities at the dates indicated.

                              Securities Portfolio



                                                                                        December 31,
                                                       Amortized        Fair       Amortized        Fair    Amortized       Fair
                                                            Cost       Value            Cost       Value         Cost      Value
                                                            ----       -----            ----       -----         ----      -----
                                                                 1998                       1997                    1996
                                                                 ----                       ----                    ----

AVAILABLE FOR SALE:
U.S. Treasury Securities                                 $   877     $   886         $   632     $   629      $   534    $   530
U.S. Government and federal
   agencies                                               25,917      26,157          27,504      27,553       38,230     37,886
States and political subdivisions                         28,596      29,237          22,612      22,985       24,547     24,677
Mortgage-backed securities                                15,148      15,207           9,779       9,773        4,829      4,795
Corporate debt obligations                                 3,091       3,135           3,780       3,807        4,128      4,133
Collateralized mortgage obligations                           21          21              57          57          116        116
Restricted stocks                                            698         698           1,034       1,034          342        342
Other securities                                           4,069       4,940              10         756          361        882
                                                        --------    --------            ----         ---     --------     ------
   Total available-for-sale                               78,417      80,281          65,408      66,594       73,087     73,361
                                                        --------      ------          ------      ------       ------    -------

HELD-TO-MATURITY
U.S. Government and federal
   agencies                                                4,718       4,755           7,764       7,761        5,428      5,342
States and political subdivisions                          6,493       6,680           6,453       6,595        4,797      4,755
Mortgage-backed securities                                 2,715       2,738           2,573       2,589           --         --
Other securities                                              --          --             109         109          100        100
                                                          ------      ------         -------     -------      -------    -------
   Total held-to-maturity                                 13,926      14,173          16,899      17,054       10,325     10,197
                                                        --------      ------          ------      ------       ------     ------

Total securities                                         $92,343     $94,454         $82,307     $83,648      $83,412    $83,558
                                                         =======     =======         =======     =======      =======    =======


The book value and weighted average yield of the Company's investment securities at December 31, 1998, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   Investment Portfolio - Maturity and Yields
                             (Dollars in thousands)


                                                                                                           Over 10
                                                             1 Year           1 to 5      5 to 10          Years &
                                                             ------           ------      -------           Equity
                                                            or Less            Years        Years       Securities       Total
                                                            -------            -----        -----       ----------       -----

MATURITY DISTRIBUTION:
U.S. Agency securities:
  Amortized cost                                              2,398           11,904       11,822          4,510          30,634
  Fair value                                                  2,408           12,058       11,946          4,500          30,912
  Weighted average yield                                      5.92%            5.92%        6.78%          6.84%           6.39%
U.S. Treasury securities:
  Amortized cost                                                100                -          777              -             877
  Fair value                                                    101                -          785              -             886
  Weighted average yield                                      6.01%            0.00%        5.92%          0.00%           5.93%
State and Political Subdivisions:
  Amortized cost                                              2,258           13,077       15,900          3,854          35,089
  Fair value                                                  2,276           13,402       16,347          3,893          35,918
  Weighted average yield                                      7.40%            7.31%        7.97%          8.10%           7.42%
Other Securities:
  Amortized cost                                                571            2,640        1,902         20,630          25,743
  Fair value                                                    577            2,676        2,579         20,906          26,738
  Weighted average yield                                      7.76%            6.24%        6.02%          7.26%           7.07%
Total Securities (1):
  Amortized cost                                              5,327           27,621       30,401         28,994          92,343
  Fair value                                                  5,362           28,136       31,657         29,299          94,454
  Weighted average yield                                      6.74%            6.61%        7.34%          7.30%           7.07%

(1)      Yields on tax exempt securities are computed on a tax equivalent basis.

The following table summarizes the Company's loan portfolio for the periods indicated.


                                 Loan Portfolio


                                                                                     December 31,

                                                              1998              1997             1996            1995          1994
                                                              ----              ----             ----            ----          ----

                                                                                    (Dollars in Thousands)

Real estate mortgage:
     Commercial....................................        $48,788           $40,233          $33,786        $ 22,482       $20,811
     Residential (1-4 family)......................         52,632            49,746           45,924          41,201        36,064
     Home equity...................................         15,939            13,165           11,435           9,488         7,007
     Construction                                           13,935             8,596            9,219           9,077         7,397
     Agricultural..................................          3,044             2,485            2,894           2,791         2,678
Commercial.........................................         30,105            28,734           24,565          17,180        14,098
Agricultural                                                 6,068             7,045            6,437           5,594         4,516
Installment........................................         39,564            38,097           36,006          29,813        23,698
All other..........................................            672               617              522             717           392
                                                               ---               ---              ---             ---           ---
Total loans........................................        210,747           188,718          170,788         138,343       116,661
Less:  unearned income.............................          (590)             (598)            (535)           (489)         (436)
Less:  allowance for loan losses...................        (2,424)           (2,430)          (2,321)         (2,386)       (1,883)
                                                           ------            ------           ------          ------        ------
     Total net loans...............................       $207,733          $185,690        $ 167,932       $ 135,468      $114,342
                                                          ========          ========        =========       =========      ========

                          Loan Portfolio by Percentage



                                                                                             December 31,

                                                           1998              1997             1996            1995            1994
                                                           ----              ----             ----            ----            ----


Real estate mortgage:
     Commercial....................................      23.15%            21.32%           19.78%          16.25%          17.84%
     Residential (1-4 family)......................      24.99%            26.35%           26.89%          29.78%          30.91%
     Home equity...................................       7.56%             6.98%            6.70%           6.86%           6.01%
     Construction..................................       6.61%             4.55%            5.40%           6.56%           6.34%
     Agricultural..................................       1.44%             1.32%            1.69%           2.02%           2.30%
Commercial.........................................      14.28%            15.23%           14.38%          12.42%          12.08%
Agricultural.......................................       2.88%             3.73%            3.77%           4.04%           3.87%
Installment loans..................................      18.77%            20.19%           21.08%          21.55%          20.31%
All other..........................................       0.32%             0.33%            0.31%           0.52%           0.34%
                                                        ------            ------           ------          ------          ------
                                                        100.00%           100.00%          100.00%         100.00%         100.00%



                     Remaining Maturities of Selected Loans

                                                      December 31, 1998
                                    Commercial, financial         Real estate -
                                      and Agricultural             Construction
                                      ----------------             ------------
                                                   (Dollars in Thousands)

Within 1 year                                  $16,856                 $ 12,415
Variable Rate:
  Over one year through five years             $ 3,647                 $    290
  Over five years                              $ 1,628                 $     86
Fixed Rate:
   Over one year through five years            $13,021                 $    680
   Over five years                             $ 2,822                 $    464



The following table summarizes non-performing assets for the periods indicated.

                              Non-Performing Assets


                                                                                              December 31,
                                                                 --------------------------------------------------------

                                                                     1998        1997        1996        1995       1994
                                                                     ----        ----        ----        ----       ----
                                                                                     (Dollars in Thousands)


Non-accrual loans........................................           $ 681       $ 482       $ 372        $ 413        $678
Real estate owned........................................             212         377         165          188         382
Restructured loans.......................................             - -         - -         - -          - -         - -
                                                                      ---         ---         ---          ---         ---

Total non-performing assets                                          $893        $859        $537         $601      $1,060
                                                                     ====        ====        ====         ====      ======

Loans past due 90 or more days and accruing interest                 $559        $196        $587         $257        $152
                                                                     ====        ====        ====         ====        ====

Non-performing loans to total loans, at period end                  0.32%       0.26%       0.22%        0.30%       0.58%
Non-performing assets to period end assets                          0.25%       0.27%       0.19%        0.24%       0.53%
Non-performing assets to total loans and other
   real estate owned                                                0.42%       0.45%       0.31%        0.44%       0.91%




As to the nonaccrual loans at December 31, 1998 referred to above, approximately $35,815 of interest income would have been recorded during such period if the loan had been current and the interest thereon had been accrued.

The provision for loan losses totaled $477,000, $476,000 and $481,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's potential net loan losses while continuing to increase the allowance for loan losses as the Company's loan portfolio increases.

The following table summarizes changes in the allowance for loan losses.

                            Allowance for Loan Losses

                                                                                    Year Ended December 31,

                                                                 1998         1997          1996        1995        1994
                                                                 ----         ----          ----        ----        ----

                                                                            (Dollars in Thousands)

Balance at beginning of period.......................          $2,430      $ 2,321        $2,116      $1,883      $1,522
 Charge-offs:
   Commercial........................................             191          202           141         180          70
   Real estate.......................................              45            8            84          22         121
   Installment and consumer loans                                 350          312           190         215         133
                                                                  ---          ---           ---         ---         ---
     Total loans charged-off                                      586          522           415         417         324
                                                                  ---          ---           ---         ---         ---
Recoveries:
   Commercial........................................              14           25            18          19          92
   Real estate.......................................              --           32            15          48          25
   Installment and consumer loans                                  89           98           106         112          92
                                                              -------      -------       -------      ------      ------
     Total loan recoveries                                        103          155           139         179         209
                                                              -------      -------       -------      ------      ------
Net charge-offs                                                   483          367           276         238         115
Provision charged to operations                                   477          476           481         471         476
                                                                  ---          ---           ---         ---         ---
                                                              $ 2,424      $ 2,430       $ 2,321      $2,116      $1,883
                                                              =======      =======       =======      ======      ======

Ratio of net charge-offs to average
    loans outstanding during year                               0.24%        0.20%         0.18%       0.37%       0.19%
Ratio of allowance for loan losses
    to total loans outstanding
    at year-end                                                 1.15%        1.29%         1.36%       1.53%       1.62%


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

A breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category for determining future loan losses.

                   Allocation of the Allowance for Loan Losses


                                                                      Year Ended December 31,

                                              1998         1997         1996         1995        1994
                                              ----         ----         ----         ----        ----

                                                   (Dollars in thousands)

Mortgages:
  Commercial.............................        $ 505        $ 367         $ 345       $ 322       $ 280
  Residential............................          248          211           202         204         164
  Home equity............................           75           63            42          41          34
  Agricultural...........................           10           12            14          14          11
  Construction...........................          100           83            82          70          66
Commercial...............................        1,233        1,459         1,037         946         841
Installment loans........................          253          235           599         519         487
                                                   ---          ---           ---         ---         ---
     Total                                     $ 2,424      $ 2,430       $ 2,321     $ 2,116     $ 1,883
                                               =======      =======       =======     =======     =======

The following table is a summary of average deposits and average rates paid.

                     Average Deposits and Average Rates Paid

                                                                   Year Ended December 31,

                                                1998                        1997                        1996
                                                -----                       ----                        ----

                                             Average   Average      Average        Average      Average       Average
                                             Balance    Rate        Balance         Rate        Balance        Rate
                                             -------    ----        -------         ----        -------        ----

                                                                    (Dollars in Thousands)

Non-interest bearing accounts......
                                             $40,498      0.00%         $34,940        0.00%        $ 31,098        0.00%
Interest bearing accounts:
   Interest checking                          45,301      3.01%          39,171        3.18%          37,940        3.06%
   Savings and money
   market accounts                            48,163      3.16%          46,879        3.15%          42,648        3.34%
   Time deposits...................          153,045      5.51%         134,881        5.44%         116,336        5.56%
                                             -------                    -------                      -------
    Total interest-
     bearing                                 246,509      4.59%         220,931        4.55%         196,924        4.60%
                                             -------                    -------                      -------
Total deposits.....................         $287,007                   $255,871                     $228,022
                                            ========                   ========                     ========


The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1998.


                Maturities of Time Deposits of $100,000 and Over

                                                   Amount              Percent
                                                   ------              -------
                                                    (Dollars in Thousands)
         Three months or less................     $ 9,051              24.93%
         Three to six months.................       5,639              15.53%
         Six to twelve months................      10,158              27.98%
         Over twelve months..................      11,460              31.56%
                                                   ------              ------

      Total..................................     $36,308              100.0%
                                                  =======              ======


To the extent that deposits grow faster than loans, the Company will use these excess funds for investment securities and other earning assets. Management will seek to control the growth of deposits in any new branches, as it does in its current operations, through interest rate management and marketing.

The  following  table  shows  the  Company's   risk-based   capital  ratios  and
shareholders' equity to total assets at December 31, 1998, 1997 and 1996.

                               ANALYSIS OF CAPITAL


                                                         Regulatory
                                                           Minimum                                  December 31,
                                                           -------                                  ------------

                                                                                    1998                1997                  1996
                                                                                    ----                ----                  ----

Capital Ratios:
Risk-based capital:
   Tier 1                                                   4.00%                 16.67%               18.56%               16.64%
   Total                                                    8.00%                 17.82%               19.73%               17.81%
Leverage                                                    4.00%                 11.64%               12.49%               11.77%
Stockholders' equity to total assets                         n/a                  11.97%               12.79%               11.67%


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined whether to adopt the new statement early. The Statement will require the Company to recognize derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Because the Company does not use derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65." FASB No. 65, as amended, requires that, after securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective beginning in 1999.


                                 Year 2000 Issue
The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems include various software packages licensed to the Company by outside vendors and a mainframe processing system, which are run on in-house computer networks. All of these systems are vulnerable to the Year 2000 (Y2K) issue. The Company's Board of Directors has addressed the Y2K issue and identified the seriousness of the challenge. The Directors receive routine reports from management of the Company to enable them to monitor the Company's progress in its preparation for Y2K readiness. The Board has passed a resolution authorizing management to commit the full financial and human resources of the Company to achieve satisfactory Y2K readiness with a minimum of disruption to ordinary operations. The Company's Y2K coordinator, who was hired in 1997, commits approximately 75% of her schedule to the Y2K project. In addition, a Y2K project team was formed and meets regularly to review and ensure consistent progress in moving toward Y2K readiness.

In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company inventoried more than 70 applications on which it relies for its routine operations. The degree of reliance was evaluated, with each application being identified as either mission critical, mission necessary or mission desirable. An application was deemed mission critical if it is vital to the successful continuation of a core business activity. The Federal Financial Institutions Examination Council (FFIEC) has issued several inter-agency statements providing guidance and/or requirements of all financial institutions. Included in this guidance was an emphasis that mission critical applications be identified and related priorities be set by the end of the third quarter of 1998. Based on this regulatory guidance, the Company's inventory process identified twelve mission critical applications, all of which are associated with information technology
(IT). There were no non-IT systems identified as mission critical. Such systems might include elevators or other equipment with embedded micro-controllers that may be century date sensitive. The Company currently has only two elevators throughout its branching network. In each of these locations, all business activities can be conducted in the event that the elevators are rendered inoperable. Other non-IT systems include electricity and telephone line communications. Both of these are necessary for daily operations but are considered to be beyond the Company's control to facilitate Y2K readiness. The Company is communicating with the providers of these services to monitor their progress toward Y2K readiness. The Company possesses and routinely tests a gasoline-powered generator for temporary electrical power for its primary computer room operations. This form of backup power provides limited business continuation features to the Company in the area of processing customer information in its core data processing package. Therefore, the Company believes that the integrity of critical customer information will be protected.

Based on the assessment described above, the Company's mainframe hardware (an IBM AS-400) and banking software are currently Y2K compliant. However, testing was scheduled for the fourth quarter of 1998 and early 1999 to confirm this compliance. The Company's core data processing package is currently installed in more than 200 banks across the country. The vendor of this software, Jack Henry & Associates (JHA) has completed their testing of the software and distributed the software release to provide for Y2K compliance. However, JHA is also facilitating a process for independent user group testing in order for the user banks to test their live customer data files in a non-production test environment. Members of the Federal Reserve System, FDIC, and OCC met JHA management to discuss and review the process of User Group Testing. The regulatory authorities, while unable to issue an approval of the specific JHA plan, did specify that User Group Testing was an acceptable method for testing Y2K readiness. The Company was one of the users selected for the user group testing. This test was conducted in December 1998. Total cost to the Company including the vendor's certification, third party certification of the vendor's testing, user group testing and third party certification of the latter's test was less than $10,000. Considerable planning went into the writing of test scripts to assess the impact of the century date change on the processing of transactions that affected date sensitive data fields as well as interest accruals. These transactions were processed on a mainframe on which the system date had been advanced to January 01, 2000. Normal daily processing was conducted throughout the first quarter of 2000. All test transactions were considered successful as related to Y2K. It is also important to note that JHA Liberty Banking System received an ITAA*2000 certification from the Information Technology Association of America indicating it meets the information technology industry's best software development practices for addressing the Year 2000 issue.

Two of the affiliate banks, BOF and BSS, were operating non-Y2K ready core data processing systems prior to the merger of UCB and MACB. These two banks were converted to the JHA Liberty product discussed above and are processed in the Company's centralized data center. For these two banks there was more substantial expense associated with Y2K readiness preparation. These accumulated historical costs approximated $100,000, bringing the total for the Company to approximately $125,000.

For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. The third party vendors of these systems have been contacted and have indicated that the hardware and/or software will be Y2K compliant. Modifications and/or replacements depend on the individual vendor and their respective products. During the first quarter of 1999, the Company is having Y2K updates installed in each of its ATMs based on each respective vendor's recommendation.

The Company utilizes an extensive network of personal computers (PCs) in its daily operations. With the rapid changes in technology in the past 10 years, the Company adopted a philosophy more than five years ago that acknowledged that the average useful life of PCs was in the three-to four-year time range. Having embraced this philosophy previously, replacement of PCs is a part of routine hardware planning. Currently, approximately 30% of the Company's PCs are viewed as nearing the end of their useful life even absent any Y2K considerations. Management has identified approximately 20% of its PCs in addition to the above stated 30% as requiring upgrades or replacement to make them Y2K capable. At an average cost of $2,200 per work station, this renovation/replacement process could result in a capital outlay approaching $50,000. This would result, on a standard depreciation basis, in an increase of approximately $17,000 per year over and above ordinary hardware replacement expense. Management considers that its total requirement in hardware expenditure associated with Y2K readiness will not have a significant negative effect on the Company's total earnings performance. It is anticipated that the total future costs directly associated with the Y2K project will not exceed $250,000 (approximately 6.25% of projected 1999 net income).

The Company has implemented a process by which all significant loan and deposit customers have been contacted to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Y2K issue. Loan officers have received training to include a Y2K understanding in the credit decision making process. Existing borrowers have been evaluated to determine the risk that Y2K poses to their respective cash flow capacities or other related factors that may impact their ability to repay their loans. The Company is also working with borrowers who have current line of credit commitments to properly plan for the liquidity requirements of the Company to fund greater than normal line of credit draw requests. In this same vein, deposit customers are being evaluated to produce some basis for projecting possible interruption to daily deposit inflows. While the Company does not intend to abandon meeting the credit needs of its community, it has adopted a more conservative position in its lending associated with overall liquidity planning as well as credit evaluation of borrowing requests. Also in the interest of liquidity, the Company will be more aggressive in its pricing of certificates of deposit with maturities that extend beyond the Year 2000. This position should reduce the possibility of deposit runoff during the fourth quarter of 1999 and first quarter of the year 2000.

The Company plans to complete the majority of the Y2K project by the second quarter of 1999. Cash expenditures are not expected to have a large material effect on the Company's consolidated financial statements. The Company will evaluate before June 30, 1999, the loss of income that may result from increased liquidity in the form of above normal levels of cash and increased volumes of lower yielding overnight federal funds sold. The following tables present the Company's overall progress of its mission critical applications.

Year 2000 Plan - Planned Number of Mission Critical Applications In Each Phase

Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Assessment              9         6         2         1         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Renovation              3         6         7         8         5         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Validation              -         -         3         3         7         9         3        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         3         9        12        12
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
TOTAL                   12        12       12        12         12        12       12        12        12
--------------------------------------------------------------------------------------------------------------

Year 2000 Plan - Planned Percentage of Completion by Phase


Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Assessment              75        50       17         8         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Renovation              25        50       58        67         42        75        -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Validation              -         -        25        25         58        25       25        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         -        75       100       100
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
TOTAL                  100       100       100       100       100       100       100      100       100
--------------------------------------------------------------------------------------------------------------

The Company has an internal Y2K committee comprised of Senior Management, other officers, and staff under the direction of the Company's Executive Vice
President and Chief Financial Officer. The committee meets monthly and subsequently reports on its activities to the Board of Directors. The Board passed a resolution in 1998 committing all of the financial and human resources necessary to enable the Company to satisfactorily achieve Y2K readiness and to conduct normal operations beyond the century date change with minimal disruption to either the quantity or quality of customer service.

The Company is developing contingency plans to address risks associated with Y2K issues. These plans include remediation contingency plans, Y2K business resumption contingency plans, and event management plans. Remediation contingency covers the actions that may be required if the current approach to remediating a mission critical application is falling behind schedule or may not be completed when required. The Company has substantially completed its remediation contingency plans. The Company already had in place a documented and tested disaster recovery plan. This plan is being expanded and enhanced to incorporate the elements of the Y2K challenge. The Company will substantially complete and implement its business resumption contingency plan by June 30, 1999. The plan, currently being developed, will identify core business processes and detail each step in these processes for identification of alternate methods and means of completing such steps in the event of failure of current systems. Business impact analysis is being accomplished through the use of risk analysis worksheets to asses among other things the probability of certain failures, the expected warning time, the consequences of such failure, and the weight that should be applied to system component failure in the overall operation of a specific system or department. An example of a core business process is taking a deposit. Every step of this process is being flowcharted to establish rudimentary, manual alternatives in the event of a failure of internal computer systems, loss of electrical power, or loss of telecommunication lines. Business resumption may also be dependent on backup or saved information from prior to year-end 1999. Therefore, all computer processing during December, 1999 will be amended to include changes in backup save routines, printing hardcopy reports normally only saved to optical disks, rotation of backup media to name a few. The Company has begun direct communication with customers to minimize unwarranted public alarm that could cause serious problems for financial institutions.

The Company has established a series of trigger dates associated with core application products that govern primarily the customer loan and deposit data bases. These applications address production of new and renewal loan and deposit accounts as well as maintenance of ongoing customer relationships. The trigger dates started November 30, 1998 and conclude on March 31, 1999. Through the various testing methods that management has selected to validate the readiness of these applications, management will determine on these trigger dates whether to begin negotiations with alternate vendors of the applications that are not Y2K ready or to explore alternative solutions with existing vendors. Management has not determined that any core customer data base applications will fail to be Y2K ready.

Worst-case analysis

Until the year 2000 event actually occurs and for a period thereafter, there can be no assurance that there will no problems related to the year 2000. Worst-case scenarios would indicate that if Y2K issues are not adequately addressed by the Company as well as third parties, the Company could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected. The Company's credit risks associated with borrowers may increase to the extent borrowers fail to prepare for Y2K in ways that impact their cash flow and capacity to repay. As a result there may increases in the Company's problem loans, non-performing assets, and credit losses in future years. Additionally the Company may be subject to increased liquidity risks associated with excessive cash withdrawals and/or abnormally high draws against borrowers' lines of credit. It is not possible to quantify the potential impact of any such risks or losses at this time. Temporary closings of individual offices could materialize, but would do so only under the allowances provided by the banking regulatory authorities. Bank customers should note that FDIC deposits are considered safe.

Forward Looking Statements

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs, the dates by which the Company expects to complete remediation and testing of systems and contingency planning, and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Y2K issues, and similar uncertainties

The foregoing Year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

                          INDEPENDENT AUDITOR'S REPORT




To the Stockholders and Directors
Atlantic Financial Corp. and Subsidiaries
Newport News, Virginia


               We have audited the accompanying consolidated balance sheet of Atlantic Financial Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the combined financial statements of The Bank of Franklin and The Bank of Sussex and Surry which statements reflect total assets and revenue constituting 45.4% and 42.9%, respectively in 1998, and 49.5% and 46.1%, respectively in 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the combined financial statements of The Bank of Franklin and The Bank of Sussex and Surry is based solely on the report of the other auditors. In addition, the financial statements of Mid-Atlantic Community BankGroup, Inc. for the year ended December 31, 1997 were audited by other auditors whose report of other auditors dated January 16, 1998, expressed an unqualified opinion on those statements.


               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.


               In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Financial Corp. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
January 21, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Boards of Directors and Stockholder
The Bank of Franklin and The Bank of Sussex & Surry


We have audited the accompanying combined balance sheets of The Bank of Franklin and The Bank of Sussex & Surry and their subsidiaries as of December 31, 1998 and 1997, and the related combined statements of income, stockholders' equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Banks' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Franklin and The Bank of Sussex & Surry and their subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goodman & Company, L.L.P.


Norfolk, Virginia
February 16, 1999

                           Consolidated Balance Sheets
                           December 31, 1998 and 1997



                                                                                                      December 31,
       Assets                                                                                 1998                   1997


Cash and due from banks                                                                $      11 781 814       $      13 321 926
Federal funds sold                                                                            29 524 045              19 228 281
Interest-bearing deposits in other banks                                                             - -                  99 362
Securities available for sale, at fair value                                                  80 280 723              66 594 130
Securities held to maturity, at amortized cost, fair
  value of $14,173,261 and $17,053,337, respectively                                          13 925 750              16 898 903
Loans, net                                                                                   207 733 355             185 689 729
Bank premises and equipment                                                                   10 702 950               7 851 284
Accrued interest receivable                                                                    2 981 581               2 801 392
Other real estate                                                                                212 343                 377 413
Intangibles, net                                                                               1 095 665                 668 211
Other assets                                                                                   2 065 095               1 727 099
                                                                                       -----------------       -----------------

           Total assets                                                                $     360 303 321       $     315 257 730
                                                                                       =================       =================

    Liabilities and Stockholders' Equity

Liabilities
  Deposits:
    Noninterest-bearing demand                                                         $      49 291 165       $      39 618 513
    Interest-bearing                                                                         263 018 804             232 309 036
                                                                                       -----------------       -----------------
           Total deposits                                                              $     312 309 969       $     271 927 549
  Short-term borrowings                                                                        1 589 387                 631 496
  Accrued interest payable                                                                     1 086 407                 898 722
  Other liabilities                                                                            2 188 501               1 491 633
  Commitments and contingent liabilities                                                             - -                     - -
                                                                                       -----------------       -----------------
           Total liabilities                                                           $     317 174 264       $     274 949 400
                                                                                       -----------------       -----------------

Stockholders' Equity
  Preferred stock; $1 par value per share; authorized 1,000,000
    shares; no shares issued and outstanding                                           $             - -       $             - -
  Common stock; $5 par value per share; authorized 20,000,000 shares; issued and outstanding 4,168,941 and 3,060,232 shares,
    respectively                                                                              20 844 705              15 301 160
  Stock options                                                                                    6 843                   7 380
  Surplus                                                                                            - -               4 350 512
  Retained earnings                                                                           21 047 709              19 865 902
  Accumulated other comprehensive income                                                       1 229 800                 783 376
                                                                                       -----------------       -----------------
           Total stockholders' equity                                                  $      43 129 057       $      40 308 330
                                                                                       -----------------       -----------------

           Total liabilities and stockholders' equity                                  $     360 303 321       $     315 257 730
                                                                                       =================       =================


See Notes to Consolidated Financial Statements.

                        Consolidated Statements of Income
                For Each of the Two Years Ended December 31, 1998


                                                                                                 Years Ended December 31,
                                                                                              1998                    1997

Interest Income
  Loans                                                                                $      19 847 465       $      17 940 305
  Interest on investment securities:
    Taxable interest income                                                                    4 157 889               3 950 302
    Tax-exempt interest income                                                                 1 261 394               1 181 635
  Interest on Federal funds sold                                                                 996 657                 666 122
                                                                                       -----------------       -----------------
       Total interest income                                                           $      26 263 405       $      23 738 364
                                                                                       -----------------       -----------------

Interest Expense
  Deposits                                                                             $      11 318 748       $      10 067 016
  Short-term borrowings                                                                           53 290                  58 078
                                                                                       -----------------       -----------------
       Total interest expense                                                          $      11 372 038       $      10 125 094
                                                                                       -----------------       -----------------

       Net interest income                                                             $      14 891 367       $      13 613 270

Provision for Loan Losses                                                                        477 000                 475 750
                                                                                       -----------------       -----------------

       Net interest income after
         provision for loan losses                                                     $      14 414 367       $      13 137 520
                                                                                       -----------------       -----------------

Other Income
  Service charges on deposit accounts                                                  $       1 590 058       $       1 500 711
  Gain on sale of available for sale securities                                                    8 035                  18 094
  Other operating income                                                                         484 009                 197 312
                                                                                       -----------------       -----------------
       Total other income                                                              $       2 082 102       $       1 716 117
                                                                                       -----------------       -----------------

Other Expenses
  Salaries and benefits                                                                $       5 628 535       $       5 007 383
  Occupancy expense                                                                              910 118                 756 151
  Equipment and data processing                                                                1 527 006               1 166 626
  Other operating expenses                                                                     3 321 013               2 503 617
                                                                                       -----------------       -----------------
       Total other expenses                                                            $      11 386 672       $       9 433 777
                                                                                       -----------------       -----------------

       Income before income taxes                                                      $       5 109 797       $       5 419 860

Income Tax Expense                                                                             1 447 679               1 359 433
                                                                                       -----------------       -----------------

       Net income                                                                      $       3 662 118       $       4 060 427
                                                                                       =================       =================

Earnings Per Share, basic                                                              $            0.88       $            1.02
                                                                                       =================       =================

Earnings Per Share, assuming dilution                                                  $            0.86       $            1.00
                                                                                       =================       =================


See Notes to Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows
                For Each of the Two Years Ended December 31, 1998



                                                                                                     Years Ended December 31,

                                                                                                   1998                  1997

Cash Flows from Operating Activities
  Net income                                                                              $        3 662 118      $      4 060 427
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                                                1 001 324               597 613
      Deferred tax (benefit)                                                                         153 758              (134 668)
      Provision for loan losses                                                                      477 000               475 750
      Net loss on other real estate                                                                   90 178                   - -
      Net (gain) loss on sale of bank premises and equipment                                          85 689                  (250)
      (Gain) realized on available for sale securities                                                (8 035)              (18 094)
      Accretion of discounts and amortization of premiums, net                                        73 297                39 924
      Changes in assets and liabilities:
       (Increase) in accrued interest receivable                                                    (180 189)              (85 697)
       (Increase) in other assets                                                                   (960 127)             (677 890)
       Increase in accrued interest payable                                                          187 685               102 521
       Increase (decrease) in other liabilities                                                      170 006              (190 768)
                                                                                          ------------------      ----------------
              Net cash provided by operating activities                                   $        4 752 704             4 168 868
                                                                                          ------------------      ----------------



Cash Flows from Investing Activities
  Proceeds from sales of securities available for sale                                    $        1 534 505      $     13 819 493
  Proceeds from calls and maturities of securities available for sale                             19 723 444             6 510 184
  Purchases of securities available for sale                                                     (34 293 371)          (15 867 461)
  Proceeds from calls and maturities of securities held to maturity                               10 166 843             1 252 000
  Purchases of securities held to maturity                                                        (7 200 208)           (4 093 196)
  Net (increase) in loans                                                                        (22 754 545)          (18 414 946)
  Purchases of bank premises and equipment                                                        (3 765 274)           (1 524 853)
  Proceeds from sale of bank premises and equipment                                                    3 258                   250
  Proceeds from sale of other real estate                                                            308 811                   - -
                                                                                          ------------------      ----------------
              Net cash (used in) investing activities                                     $      (36 276 537)     $    (18 318 529)
                                                                                          -------------------     ----------------



Cash Flows from Financing Activities
  Net increase in demand deposit accounts, interest-
    bearing demand deposits and savings accounts                                          $       40 382 420       $    21 618 323
  Net increase in short-term borrowings                                                              957 891                 6 776
  Proceeds from sale of stock                                                                         20 963             3 347 835
  Acquisition of common stock                                                                        (11 018)                 - -
  Dividends paid                                                                                  (1 170 133)             (803 138)
                                                                                          -------------------      ---------------
              Net cash provided by financing activities                                   $       40 180 123       $    24 169 796
                                                                                          -------------------     ----------------

              Increase in cash and cash equivalents                                       $        8 656 290       $    10 020 135

Cash and Cash Equivalents
  Beginning of year                                                                               32 649 569            22 629 434
                                                                                          ------------------       ---------------

  End of year                                                                             $       41 305 859       $    32 649 569
                                                                                          ==================       ===============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                              $       11 184 353       $    10 022 573
                                                                                          ==================       ===============


    Income taxes                                                                          $        1 618 000       $     1 777 469
                                                                                          ==================       ===============



Supplemental Disclosure of Noncash Financing Activities,
  purchase of an investment interest in Johnson Mortgage
  Company, LLC through issuance of common stock                                           $          250 000       $            --
                                                                                          ==================       ===============




See Notes to Consolidated Financial Statements.

           Consolidated Statements of Changes in Stockholders' Equity
                For Each of the Two Years Ended December 31, 1998




                                                                              Common             Stock
                                                                               Stock            Options              Surplus
                                                                              ------            -------              -------


Balance, January 1, 1997                                                   $  14 553 660       $      7 380     $    1 750 177
  Comprehensive income:
    Net income                                                                       - -                - -                - -
    Other comprehensive income:
       Unrealized holding gains on securities available for
         sale arising during the period net of tax of $316,785                       - -                - -                - -
       Less reclassification adjustment net of tax of $(6,152)                       - -                - -                - -
    Other comprehensive income, net of tax                                           - -                - -                - -
    Total comprehensive income                                                       - -                - -                - -
  Sale of common stock                                                           747 500                - -          2 600 335
  Cash dividends                                                                     - -                - -                - -
                                                                           -------------       ------------     --------------
Balance, December 31, 1997                                                 $  15 301 160       $      7 380     $    4 350 512
  Comprehensive income:
    Net income                                                                       - -                - -                - -
    Other comprehensive income:
       Unrealized holding gains on securities available for
         sale arising during the period net of tax of $232,708                       - -                - -                - -
       Less reclassification adjustment net of tax of
         $(2,732)                                                                    - -                - -                - -
    Other comprehensive income, net of tax                                           - -                - -                - -
    Total comprehensive income                                                       - -                - -                - -
  Stock split effected in form of 100% stock dividend                          5 469 165                - -         (4 350 512)
  Issuance of common stock for interest in L.L.C.                                 56 170                - -                - -
  Exercise of stock options                                                       21 500               (537)               - -
  Purchase of common stock                                                        (3 290)               - -                - -
  Cash dividends                                                                     - -                - -                - -
                                                                           -------------       ------------     --------------
Balance, December 31, 1998                                                 $  20 844 705       $      6 843     $          - -
                                                                           =============       ============     ==============


See Notes to Consolidated Financial Statements.







                                                                                  Accumulated
                                                                                      Other
                                                                    Retained      Comprehensive     Comprehensive
                                                                    Earnings         Income           Income              Total
                                                                    --------     -------------    -------------           -----

Balance, January 1, 1997                                        $    16 919 446   $     180 382                     $    33 411 045
  Comprehensive income:
    Net income                                                        4 060 427             - -    $    4 060 427         4 060 427
    Other comprehensive income:
       Unrealized holding gains on securities available for
         sale arising during the period net of tax of $316,785              - -             - -           614 936               - -
       Less reclassification adjustment net of tax of $(6,152)              - -             - -           (11 942)              - -
                                                                                                   --------------
    Other comprehensive income, net of tax                                  - -         602 994    $      602 994           602 994
                                                                                                   --------------
    Total comprehensive income                                              - -             - -    $    4 663 421               - -
  Sale of common stock                                                                             ==============
  Cash dividends                                                            - -             - -                           3 347 835
                                                                     (1 113 971)            - -                          (1 113 971)
                                                                ---------------   -------------                     ---------------
Balance, December 31, 1997                                      $    19 865 902   $     783 376                     $    40 308 330
  Comprehensive income:
    Net income                                                        3 662 118             - -    $    3 662 118         3 662 118
    Other comprehensive income:
       Unrealized holding gains on securities available for
         sale arising during the period net of tax of $232,708              - -             - -           451 727               - -
       Less reclassification adjustment net of tax of
         $(2,732)                                                           - -             - -            (5 303)              - -
                                                                                                   --------------
    Other comprehensive income, net of tax                                  - -         446 424    $      446 424           446 424
                                                                                                   --------------
    Total comprehensive income                                              - -             - -    $    4 108 542               - -
                                                                                                   ==============
  Stock split effected in form of 100% stock dividend                (1 118 653)            - -                                 - -
  Issuance of common stock for interest in L.L.C.                       193 830             - -                             250 000
  Exercise of stock options                                                 - -             - -                              20 963
  Purchase of common stock                                               (7 728)            - -                             (11 018)
  Cash dividends                                                     (1 547 760)            - -                          (1 547 760)
                                                                 --------------    -------------                     --------------
Balance, December 31, 1998                                       $   21 047 709    $   1 229 800                     $   43 129 057
                                                                 ==============    =============                     ==============



                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996


Note 1.        Summary of Significant Accounting Policies

                  General

                     The accompanying consolidated financial statements include the accounts of Atlantic Financial Corp. (AFC) and its wholly-owned subsidiaries, Peninsula Trust Bank, Inc.
                     (PTB), The Bank of Franklin (BOF) and The Bank of Sussex and Surry (BSS). PTB, BOF and BSS are commercial banks offering lending and deposit services to individual and commercial customers with an emphasis on those services traditionally associated with independent community banks. These entities are collectively referred to herein as the Company. The Company primarily serves the Gloucester, Charles City, Newport News, Williamsburg and the western Tidewater areas of Virginia. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Business Combination

                     On December 1, 1998, Mid-Atlantic Community BankGroup, Inc.
                     (MACB), and United Community Bankshares, Inc. (UCB) became affiliated pursuant to an Agreement and Plan of Reorganization (the Agreement) dated July 8, 1998. UCB was a bank holding company which wholly owned the stock of BOF and BSS. In conjunction with the merger, UCB was dissolved. The terms of the Agreement provided for, among other provisions, that each outstanding share of UCB common stock be exchanged for 1.075 shares of MACB common stock. The name of MACB was changed to AFC immediately after the completion of the merger. See Note 2 for additional discussion of the transaction.

                  Basis of Presentation

                     The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are summarized below.

                  Risks and Uncertainties

                     In its normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly or on a different basis than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

                     The determination of the allowance for loan losses and the valuation of real estate are based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that, as of December 31, 1998, the allowance for loan losses and the valuation of real estate are adequate based on information currently available. A worsening or protracted economic decline or substantial increase in interest rates, would increase the likelihood of losses due to credit and market risks and could create the need for substantial increases to the allowance for loan losses.

                     The Company is subject to the regulations of various regulatory agencies which can change significantly from year to year. In addition, the Company undergoes periodic examinations by regulatory agencies which may subject it to further changes based on the regulators' judgements about information available to them at the time of their examinations.

                  Securities

                  Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified in three categories based on management's intent and accounted for as follows:

                  a.    Securities Held to Maturity

                        Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996

                  b.    Securities Available for Sale

                        Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as a separate component of other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings.

                  c.    Trading Securities

                        Trading securities, which are generally held for the short term in anticipation of market gains, are carried at fair value. Realized and unrealized gains and losses on trading account assets are included in interest income on trading account securities. The Company held no assets classified as trading securities at December 31, 1998 or 1997.

                  Loans

                  Loans are shown on the balance sheets net of unearned discounts and the allowance for loan losses.

                  Interest is computed by methods which result in level rates of return on principal. Loans are charged off when in the opinion of management they are deemed to be uncollectible after taking into consideration such factors as the current financial condition of the customer and the underlying collateral and guarantees.

                  Impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral.

                  The Company considers all consumer installment loans and residential mortgage loans to be homogeneous loans. These loans are not subject to the above impairment provisions. A loan is considered impaired which it is probable that the Company will be unable to collect all principal and interest amounts according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, expected future cash flows, financial condition of the borrower, and the current economic conditions. A performing loan may be considered impaired, if the factors above indicate a need for impairment. A loan on nonaccrual status may not be impaired if in the process of collection or there is an insignificant shortfall in payment. An insignificant delay of less than 30 days or a shortfall of less than 5% of the required principal and interest payment generally does not indicate an impairment situation, if in management's judgment the loan will be paid in full. Loans that meet the regulatory definitions of doubtful or loss generally qualify as an impaired loan. Charge-offs for impaired loans occur when the loan, or portion of the loan is determined to be uncollectible, as is the case for all loans.

                  Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

                  Allowance for Loan Losses

                  The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the reserve is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowances relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996


                  Premises and Equipment

                  Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvements, whichever is less. Depreciation and amortization are recorded on the straight-line method.

                  Costs of maintenance and repairs are charged to expenses as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

                  Other Real Estate

                  Foreclosed properties are recorded at the lower of the outstanding loan balance at the time of foreclosure or the estimated fair value less estimated costs to sell.

                  Intangible Assets

                  Intangible assets relate to the purchase of a branch by BOF in 1995, the 1998 branch acquisition by PTB, and the 1998 purchase of an investment in a mortgage company by AFC. All are amortized over fifteen years using the straight-line method. Amortization expense was $176,663 and $16,566 for the years ended December 31, 1998 and 1997, respectively.

                  Income Tax

                  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                  Cash and Cash Equivalents

                  For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

                  Advertising Costs

                  The Company follows the policy of charging the production costs of advertising to expense as incurred.

                  Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Earnings Per Share

                  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                  Comprehensive Income

                  As of January 1, 1998, the Company adopted Statement of FASB No. 130, "Reporting Comprehensive Income." FASB No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. FASB No. 130 requires other comprehensive income to include unrealized gains (losses) on available for sale securities, which prior to adoption were reported separately in stockholders' equity. The December 31, 1997 financial statements have been reclassified to conform to the requirements of FASB No. 130.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996

Note 2.        Business Combination

               On December 1, 1998, the Company effected a business combination with UCB by exchanging 1,965,741 shares of its common stock for all of the common stock of UCB. Immediately following the merger, UCB was dissolved. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include UCB. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                                          Net Interest
                                                            Income         Net Income
                                                          ------------     ----------
                                                                 (Thousands)
                  Nine months ended September 30, 1998
                      MACB                               $    6 407        $   1 404
                      UCB                                     4 636            1 613


                  Year ended December 31, 1997

                      MACB                               $    7 552        $   1 830
                      UCB                                     6 061            2 230

Note 3.        Joint Venture

               On March 31, 1998, the Company consummated an agreement to acquire a 50% membership interest in Johnson Mortgage Company, L.L.C., which is the successor to Johnson Mortgage Company of Newport News. Half of the purchase price was paid in cash and the other half was paid in shares of the Company's common stock, for a total purchase price of $500,000. This resulted in the issuance of 11,234 additional shares of common stock.

Note 4.        Cash and Due From Banks

               The Company is required to maintain reserve balances with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 1998 and 1997, the aggregate amounts of daily average required balances were approximately $1,610,000 and $1,015,000, respectively.


Note 5.        Securities

               Securities available for sale at December 31, 1998, consist of the following:

                                                                  Gross               Gross
                                            Amortized          Unrealized          Unrealized            Fair
                                                Cost              Gains             (Losses)             Value
                                            ---------          ----------          ----------            -----

               U. S. Treasury
                securities               $        877 040   $          8 772    $          - -     $        885 812
               U. S. Government
                and federal agencies           25 916 936            321 448            (81 875)         26 156 509
               State and local
                governments                    28 595 951            695 946            (54 683)         29 237 214
               Mortgage-backed
                securities                     15 147 817             96 892            (37 390)         15 207 319
               Corporate debt
                obligations                     3 091 639             49 396             (6 284)          3 134 751
               Collateralized
                mortgage
                obligations                        20 852                 63               - -               20 915
               Restricted stocks                  698 500                - -               - -              698 500
               Other securities                 4 068 645            880 908             (9 850)          4 939 703
                                         ----------------   ----------------    ---------------    ----------------
                                         $     78 417 380   $      2 053 425    $      (190 082)   $     80 280 723
                                         ================   ================    ===============    ================

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996



               Securities available for sale at December 31, 1997, consist of the following:

                                                                  Gross               Gross
                                            Amortized          Unrealized          Unrealized            Fair
                                                Cost              Gains             (Losses)             Value
                                            ---------          ----------          ----------            -----

               U. S. Treasury
                 securities              $      1 695 369   $            569    $       (5 845)    $      1 690 093
               U. S. Government
                 and federal agencies          26 440 440            199 395          (147 859)          26 491 976
               State and local
                 governments                   22 611 790            462 593           (89 873)          22 984 510
               Mortgage-backed
                 securities                     9 778 874             47 055           (52 823)           9 773 106
               Corporate debt
                 obligations                    3 780 313             29 070            (2 778)           3 806 605
               Collateralized mortgage
                 obligations                       56 942                - -                (3)              56 939
               Restricted stocks                1 034 650                - -               - -            1 034 650
               Other securities                    10 006            746 245               - -              756 251
                                         ----------------   ----------------    --------------     ----------------
                                         $     65 408 384   $      1 484 927    $     (299 181)    $     66 594 130
                                         ================   ================    ===============    ================

               Securities held to maturity at December 31, 1998, consist of the following:


                                                                  Gross               Gross
                                            Amortized          Unrealized          Unrealized            Fair
                                                Cost              Gains              (Losses)            Value
                                            ---------          ----------          ----------            -----

               U. S. Government
                 and federal agencies    $      4 717 751   $         40 853    $        (3 750)   $      4 754 854
               State and local
                 governments                    6 492 832            199 004            (11 486)          6 680 350
               Mortgage-backed
                 securities                     2 715 167             22 954                (64)          2 738 057
                                         ----------------   ----------------    ---------------    ----------------
                                         $     13 925 750   $        262 811    $       (15 300)   $     14 173 261
                                         ================   ================    ===============    ================



               Securities held to maturity at December 31, 1997 consist of the following:

                                                                  Gross               Gross
                                            Amortized          Unrealized          Unrealized            Fair
                                                Cost              Gains             (Losses)             Value
                                            ---------          ----------          ----------            -----

               U. S. Government
                 and federal agencies    $      7 764 123   $         22 758    $       (26 361)   $      7 760 520
               State and local
                 governments                    6 452 614            143 038             (1 046)          6 594 606
               Mortgage-backed
                 securities                     2 572 976             16 060               - -            2 589 036
               Other                              109 190                - -                (15)            109 175
                                         ----------------   ----------------    ---------------    ----------------
                                         $     16 898 903   $        181 856    $       (27 422)   $     17 053 337
                                         ================   ================    ===============    ================

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996



               The schedule below reflects the maturities of securities. The classification of mortgage-backed securities was based on expected maturities, while contractual maturities were used for other debt securities. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                     Amortized           Fair
                                                                                       Cost              Value
               Available for Sale:
                Due in one year or less                                         $      4 461 276   $      4 492 143
                Due after one year through five years                                 24 230 369         24 679 489
                Due after five years through ten years                                26 130 179         26 559 428
                Due after ten years                                                   18 828 411         18 911 460
                Other                                                                  4 767 145          5 638 203
                                                                                ----------------   ----------------
                                                                                $     78 417 380   $     80 280 723
                                                                                ================   ================

                                                                                    Amortized            Fair
                                                                                       Cost              Value
               Held to Maturity:
                Due in one year or less                                         $        870 018   $        874 453
                Due after one year through five years                                  2 888 892          2 946 393
                Due after five years through ten years                                 4 268 572          4 414 659
                Due after ten years                                                    5 898 268          5 937 756
                                                                                ----------------   ----------------
                                                                                $     13 925 750   $     14 173 261
                                                                                ================   ================

               There were no sales of securities from the held to maturity category.

               Proceeds from sales of securities available for sale during 1998 and 1997 were $1,534,505 and $13,819,493. Gross realized gains of $16,051 and $36,324 and gross realized losses of $8,016 and $18,230 were recognized on those sales.

               At December 31, 1998 and 1997, approximately $12,851,000 and $12,710,000, respectively, of those securities were pledged to secure deposits of the U.S. Government, the Commonwealth of Virginia, and repurchase agreements.

Note 6.        Loans

               Major classifications of loans are as follows:

                                                                                             December 31,
                                                                                       1998              1997
                                                                                ----------------   --------------
                                                                                       (Dollars in Thousands)

               Commercial                                                       $       30 105     $       28 734
               Agriculture                                                               6 068              7 045
               Real estate mortgage:
                Construction                                                            13 935              8 596
                Residential (1-4 family)                                                52 632             49 746
                Home equity lines                                                       15 939             13 165
                Commercial                                                              48 788             40 233
                Agricultural                                                             3 044              2 485
               Loans to individuals for household,
                family and other consumer expenditures                                  39 564             38 097
               All other loans                                                             672                617
                                                                                --------------     --------------
                                                                                $      210 747     $      188 718
               Less unearned income                                                       (590)              (598)
               Less allowance for loan losses                                           (2 424)            (2 430)
                                                                                $      207 733     $      185 690
                                                                                ==============     ==============

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997


Note 7.        Allowance For Loan Losses

               Changes in the allowance for loan losses are as follows:


                                                                                             December 31,
                                                                                       1998              1997
                                                                                --------------     --------------

               Balance at beginning of year                                     $    2 430 143     $    2 320 972
               Provision for loan losses                                               477 000            475 750
               Recoveries                                                              109 868            166 378
               Charge-offs                                                            (592 751)          (532 957)
                                                                                --------------     --------------
               Balance at end of year                                           $    2 424 260     $    2 430 143
                                                                                ==============     ==============


               Information about impaired loans as of and for the year ended December 31, 1998 is as follows:


               Impaired loans                                 $      257 944
               Allowance provided for impaired loans,
                included in the allowance for loan losses                - -
               Average balance in impaired loans                      64 486
               Interest income recognized                              8 095


               The Company had no impaired loans as of December 31, 1997.

               Nonaccrual loans excluded from impaired loan disclosure under FASB No. 114 amounted to $423,718 and $482,181 at December 31, 1998 and 1997, respectively. If interest on these loans had been accrued, such income would have been $35,815 and $49,162 at December 31, 1998 and 1997, respectively.


Note 8.        Related Party Transactions

               Officers, directors and their affiliates had borrowings of $3,223,014 and $3,373,016 at December 31, 1998 and 1997,
               respectively. New advances to directors and officers totaled $1,455,807 and repayments totaled $1,605,809 in the year ended December 31, 1998.

               These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.


Note 9.        Premises and Equipment

               Major classifications of premises and equipment are summarized as follows:

                                                                                             December 31,
                                                                                      1998               1997
                                                                                --------------     --------------

               Building and improvements                                    $   5 654 544          $   4 283 855
               Furniture and equipment                                          5 786 710              4 261 887
               Land                                                             3 348 659              2 781 142
               Construction in progress                                           111 155                367 016
               Leasehold improvements                                              29 657                    - -
                                                                            -------------          -------------
                                                                            $  14 930 725          $  11 693 900
               Accumulated depreciation                                        (4 227 775)            (3 842 616)
                                                                            -------------          -------------
                                                                            $  10 702 950          $   7 851 284
                                                                            =============          =============



               For the years ended December 31, 1998 and 1997, depreciation expense was $824,661 and $581,047, respectively.

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997


Note 10.       Deposits

               The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $36,308,184 and $25,487,745 in 1998
               and 1997, respectively.

               At December 31, 1998, the scheduled maturities on certificates of deposit are as follows:

                          1999                       $      106 377 699
                          2000                               41 102 796
                          2001                                4 720 363
                          2002                                3 013 338
                          2003 and thereafter                 9 630 715
                                                     ------------------
                                                     $      164 844 911
                                                     ==================


Note 11.       Employee Benefit Plans

               AFC maintains two qualified profit sharing plans under 401(k) of the Internal Revenue Code. The first plan existed prior to the business combination explained in Note 2. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The plan is available to substantially all employees of PTB. The Bank may make discretionary matching contributions. The Bank's contributions for 1998 and 1997 totaled $35,160 and $19,893, respectively. The plan may be amended or terminated at any time by the Board of Directors. Contributions to the plan are included in salaries and employee benefits.

               The second plan also existed prior to the business combination and covers substantially all employees of BOF and BSS who have completed one year of service. Vesting in the plan begins with the second year of participation and increases annually by 20% until full vesting occurs after six years. Employees may contribute up to 15% of their salaries, and the Banks match
               50%  of the  first  6% of   employee  contributions.  The   plan
               provides for a required contribution of 3% of net income. Additional contributions can be made by the Banks at the discretion of the Board of Directors. Prior to the formation of this plan, each of the Banks had qualified retirement plans for the future benefit of their employees. During 1998, BOF and BSS contributed $42,000 and $27,600, respectively, to the plan for eligible participants.

               The BOF  defined  contribution  plan  was  restated,  and the BSS
               defined  benefit  plan    terminated,   subject  to   regulatory
               approvals.   Accordingly,   substantially   all  BOF   and   BSS
               employees rolled over their balances into the plan, which was in turn assumed by AFC. During 1997, BOF contributed $31,250 to the plan for eligible participants.

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997


               Information about the BSS defined benefit plan follows:



                                                                                        1998                 1997
                                                                                   ------------         ------------
                  Change in Benefit Obligation
                    Benefit obligation, beginning                                  $    803 401         $    614 540
                    Service cost                                                            - -               50 276
                    Interest cost                                                       217 779               42 845
                    Actuarial loss                                                          - -              100 259
                    Benefits paid                                                      (713 506)              (4 519)
                    Impact of settlement/curtailments                                  (307 674)                 - -
                                                                                   ------------         ------------
                    Benefit obligation, ending                                     $         - -        $    803 401
                                                                                   ============         ============

                  Change in Plan Assets
                    Fair value of plan assets, beginning                           $    688 614         $    510 525
                    Actual return on plan assets                                         24 892              122 816
                    Employer contributions                                                  - -               59 792
                    Benefits paid                                                      (713 506)              (4 519)
                                                                                   ------------         ------------
                    Fair value of plan assets, ending                              $        - -         $    688 614
                                                                                   ============         ============

                    Deferred Asset (Gain)                                          $        - -         $    (87 252)
                                                                                   ============         ============

                    Funded status                                                  $        - -         $   (114 787)
                    Unrecognized net actual loss                                            - -               27 958
                    Unrecognized net obligation at transition                               - -               84 326
                    Unrecognized prior service cost                                         - -              (57 402)
                                                                                   ------------         ------------
                    Accrued benefit cost included in other liabilities             $        - -         $    (59 905)
                                                                                   ============         ============

                  Components of Net Periodic Benefit Cost
                    Service cost                                                   $        - -         $     50 276
                    Interest cost                                                       217 779               42 845
                    Expected return on plan assets                                      (24 892)             (35 564)
                    Amortization of prior service cost                                  (57 402)              (3 588)
                    Amortization of net obligation at transition                         84 326                5 394
                    Recognized net actuarial loss                                        27 958                  - -
                    Settlement/curtailment (gain)                                      (307 674)                 - -
                                                                                   ------------        -------------
                    Net periodic benefit cost                                      $    (59 905)       $      59 363
                                                                                   ============        =============

                  Weighted-Average Assumptions as of December 31
                    Discount rate                                                         7.00%                7.00%
                    Expected return on plan assets                                        7.00%                7.00%
                    Rate of compensation increase                                         5.00%                5.00%


                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



Note 12.       Income Taxes

               Net deferred tax assets (liabilities) consist of the following as of December 31, 1998 and 1997:

                                                                              1998             1997
                                                                         ------------     ------------

                Deferred tax assets:
                Deferred loan fees                                       $    123 542     $    184 392
                  Allowance for loan losses                                   249 826          306 796
                  Other                                                        65 781           81 192
                                                                         ------------     ------------
                                                                         $    439 149     $    572 380
                                                                         ------------     ------------

                Deferred tax liabilities:
                  Unrealized gain on available for sale securities       $    633 543     $    403 560
                  Fixed assets                                                147 575          133 231
                  Other                                                        28 949           22 766
                                                                         ------------     ------------
                                                                         $    810 067     $    559 557
                                                                         ------------     ------------

                                                                         $   (370 918)    $     12 823
                                                                         ============     ============

         The provision for income taxes charged to operations for the years ended December 31, 1998 and 1997, consists of the following:

                                                                              1998             1997
                                                                         ------------     ------------

                Current tax expense                                      $  1 293 921     $  1 494 101
                Deferred tax expense (benefit)                                153 758         (134 668)
                                                                         ------------     ------------
                                                                         $  1 447 679     $  1 359 433
                                                                         ============     ============

               The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1998 and 1997, due to the following:

                                                                                        1998                1997
                                                                                  -------------       --------------

                Income tax at statutory rate                                      $   1 737 331       $    1 842 752
                Increase (decrease) resulting from:
                  Tax-exempt income                                                    (424 056)            (396 948)
                  Merger expenses                                                        94 782                  - -
                  Other                                                                  39 622              (86 371)
                                                                                  $   1 447 679       $    1 359 433
                                                                                  =============       ==============

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



Note 13.       Earnings Per Share

               The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported have been restated giving effect to stock splits and the business combination explained in Note 2. Potential dilutive common stock had no effect on income available to common stockholders.


                                                                              1998                            1997
                                                               -----------------------------   ----------------------------
                                                                                  Per Share                       Per Share
                                                                     Shares         Amount          Shares          Amount
                                                                     ------         ------          ------          ------

                Basic earnings
                  per share                                          4 162 044   $       .88        3 979 027    $      1.02
                                                                                 ===========                     ===========

                Effect of dilutive
                  securities:
                    Stock options                                      108 913                         76 241
                                                               ---------------                 --------------
                Diluted earnings
                  per share                                          4 270 957   $       .86        4 055 268    $      1.00
                                                               ===============   ===========   ==============    ===========


Note 14.       Commitments and Contingent Liabilities

               BOF is a member of the Federal Home Loan Bank of Atlanta (FHLB). As such, the Bank may borrow funds based on criteria established by the FHLB. As of December 31, 1998, BOF could borrow approximately $6,500,000, if collateral acceptable to FHLB was provided. In addition, federal funds arrangement with other institutions provide an additional $7,280,000 of short-term borrowing capacity. The Bank had not drawn on the lines of credit at December 31, 1998.

               BSS is also a member of the FHLB. As of December 31, 1998, the Bank could borrow approximately $6,500,000, if collateral acceptable to the FHLB was provided. In addition, federal funds arrangement with other institutions provide an additional $11,591,000 of short-term borrowing capacity. The Bank had not drawn on these lines of credit at December 31, 1998.

               The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue, and is developing a remediation plan to resolve the Issue. The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in the conduct of its business activities. Failure of these systems could have a significant impact on the Company's operations.

               In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

               See  Note  17  with   respect  to  financial   instruments   with
               off-balance-sheet risk.

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997


Note 15.       Stock Compensation Plans

               At December 31, 1998, the Company has three stock-based compensation plans which are described below. Grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under these stock option plans. Had compensation cost for the stock-based plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been adjusted to the pro forma amounts shown below:

                                                          1998             1997
                                                     -------------    -------------
                    Net income:
                      As reported                    $   3 662 118    $   4 060 427
                      Pro forma                      $   3 662 118    $   3 869 039

                    Basic earnings per share:
                      As reported                    $         .88    $        1.02
                      Pro forma                      $         .88    $         .97

                    Diluted earnings per share:
                      As reported                    $         .86    $        1.00
                      Pro forma                      $         .86    $         .95

               The Company has a fixed stock option plan under which it may grant options to certain key employees of BOF and BSS to purchase the Company's common stock. All options under this plan have ten-year terms, vest and become fully exercisable in six months. The option price equals or exceeds the market price of the stock as of the date the option was granted.

               The Company also has a fixed stock option plan for key employees of PTB. The employee incentive stock option plan provides for granting options to allow key employees to purchase the Company's common stock. The stock options give the holder the right, over a ten-year period, to acquire the Company's common stock. Options, when granted under this plan, will have an exercise price equal to the greater of the stock's fair market value or 100% of the book value per share of all of the Company's common stock at the date of the grant. The Company has reserved up to a maximum of 100,000 shares of unissued common stock for issuance under this employee incentive stock option plan.


               Also, the Company has a nonemployee directors' stock option plan that allowed the directors of PTB to purchase options during August 1990. A total of 59,044 were sold at a price of $.125. Each option entitles the owner thereof to purchase one share of common stock for $4.875. These options expire during August 2000.

               A summary of the activity in the stock option plans follow:

                                                                             1998                           1997
                                                                   ------------------------      ---------------------------
                                                                                  Weighted                          Weighted
                                                                                   Average                           Average
                                                                                  Exercise                          Exercise
                                                                   Shares           Price          Shares            Price

                     Outstanding at beginning of year                  177 086   $      7.51          136 044    $      6.55
                     Granted                                               - -           - -           41 042          10.70
                     Exercised                                           4 300          4.88              - -            - -
                     Forfeited                                             - -           - -              - -            - -
                                                               ---------------                 --------------
                     Outstanding at end of year                        172 786          7.58          177 086           7.51
                                                               ===============                 ==============
                     Exercisable at end of year                        172 786                        177 086
                     Weighted-average fair value
                       per option of options granted
                       during the year                                           $       - -                     $      9.70
                                                                                 ===========                     ===========

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997


               The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997: dividend rate of 1.00%; risk-free interest rate of 6.96%; price volatility of 34.68%; and expected lives of 10 years.


                     A further summary about the options outstanding at December 31, 1998 is as follows:


                                                                                    Options Outstanding
                                                                                      and Exercisable
                                                                                 ------------------------
                                                                                 Weighted
                                                                                  Average        Weighted
                                                                                 Remaining        Average
                                          Range of              Number          Contractual      Exercise
                                       Exercise Price          Outstanding           Life           Price
                                       --------------          -----------      -----------      ---------

                                       $   4.875                    54 744            2        $      4.875
                                           5.00                      8 000            2               5.00
                                           5.625                    20 000            3               5.625
                                           8.00 - 8.25              44 000            6               8.01
                                          11.25                      5 000            7              11.25
                                          12.50                      7 000            8              12.50
                                           9.61                     34 042            9               9.61

                     All options have been restated for both years giving retroactive effect to the two for one stock split in 1998 and the business combination discussed in Note 2.


Note 16.       Restrictions on Transfers to Parent

               Transfers of funds from the banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of
               December 31, 1998 the aggregate amount of unrestricted funds which could be transferred from the banking subsidiaries to the Parent Company without prior regulatory approval totaled $5,095,984 or 11.8% of the consolidated net assets.


Note 17.       Financial Instruments With Off-Balance-Sheet Risk

               The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

               The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

               A summary of the contract or notional amount of the Company's exposure to off-balance-sheet risk as of December 31, 1998 and 1997, is as follows:

                                                               1998                 1997
                                                         ----------------     ----------------
                                                               (Dollars in Thousands)
                    Financial instruments whose
                      contract amounts represent
                      credit risk:
                        Commitments to extend credit     $         24 039     $         34 056
                        Standby letters of credit        $          3 445     $          3 177

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



               Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

               Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds property, inventory and bank deposits as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998, varies from 0 percent to 100 percent.

               The Company maintains its cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 1998, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $3,067,794.

Note 18.       Disclosures About Fair Value of Financial Instruments

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Cash and Short-Term Investments

                     For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                  Securities

                     For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

                  Loan Receivables

                     For certain homogeneous categories of loans, such as some residential mortgages, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                  Deposits

                     The fair values disclosed for deposits (for example, checking, savings and money market accounts) are equal to the amount payable on demand at the reporting date. The fair values disclosed for time deposits are estimated using the rates currently paid for deposits of similar size and remaining maturities.

                  Other Borrowed Funds

                     Fair values of other borrowings are estimated using the discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                  Off-Balance-Sheet Financial Instruments

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

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



               The carrying amounts and fair values of financial instruments as of December 31, 1998 and 1997 are presented below:

                                                                         1998                               1997
                                                        -------------------------------   -------------------------------
                                                          Carrying            Fair          Carrying          Fair
                                                           Amount            Value           Amount           Value
                                                                  (In Thousands)                     (In Thousands)

               Financial assets:
                  Cash and due from banks               $       11 782   $       11 782   $       13 421    $      13 421
                  Federal funds sold                            29 524           29 524           19 228           19 228
                  Securities                                    94 206           94 454           83 493           83 647
                  Loans, net                                   207 733          226 786          185 690          185 714
                                                        --------------   --------------   --------------    -------------
                                                        $      343 245   $      362 546   $      301 832    $     302 010
                                                        ==============   ==============   ==============    =============

               Financial liabilities:
                  Deposits                              $      312 310   $      317 852   $      271 928    $     270 966
                  Short-term borrowings                          1 589            1 602              631              631
                                                        --------------   --------------   --------------    -------------
                                                        $      313 899   $      319 454   $      272 559    $     271 597
                                                        ==============   ==============   ==============    =============


Note 19.       Regulatory Matters

               The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

               As of December 31, 1998 the most recent notification from the Federal Reserve Bank categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's capital adequacy category.

                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



               The regulatory framework for prompt corrective action is applicable only to banks and not to bank holding companies and their nonbank subsidiaries. The actual and required capital amounts and ratios are as follows:


                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                          For Capital                     Prompt Corrective
                                               Actual                    Adequacy Purposes                Action Provisions
                                       Amount        Ratio             Amount         Ratio             Amount         Ratio
                                       ------        -----             ------         -----             ------         -----
                                                                      (Amount in Thousands)
As of December 31, 1998:
 Total Capital (to Risk
   Weighted Assets):
     Consolidated               $    43 612          17.8%      =>$    19 577    =>    8.0%                N/A
     PTB                        $    18 304          12.9%      =>$    11 315    =>    8.0%      =>$    14 144    =>   10.0%
     BOF                        $     9 782          15.9%      =>$     4 918    =>    8.0%      =>$     6 147    =>   10.0%
     BSS                        $     9 931          23.9%      =>$     3 320    =>    8.0%      =>$     4 151    =>   10.0%
 Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated               $    40 804          16.7%      =>$     9 789    =>    4.0%                  N/A
     PTB                        $    16 919          12.0%      =>$     5 658    =>    4.0%      =>$     8 486    =>    6.0%
     BOF                        $     9 155          14.9%      =>$     2 459    =>    4.0%      =>$     3 688    =>    6.0%
     BSS                        $     9 144          22.0%      =>$     1 660    =>    4.0%      =>$     2 490    =>    6.0%
 Tier 1 Capital (to
   Average Assets):
     Consolidated               $    40 804          11.6%      =>$    14 027    =>    4.0%                  N/A
     PTB                        $    16 919           8.9%      =>$     7 631    =>    4.0%      =>$     9 539    =>    5.0%
     BOF                        $     9 155           9.8%      =>$     3 752    =>    4.0%      =>$     4 690    =>    5.0%
     BSS                        $     9 144          13.8%      =>$     2 644    =>    4.0%      =>$     3 305    =>    5.0%

As of December 31, 1997:
 Total Capital (to Risk
   Weighted Assets):
     Consolidated               $    41 005          19.7%      =>$    16 629    =>    8.0%                  N/A
     PTB                        $    17 274          15.6%      =>$     8 874    =>    8.0%      =>$    11 093    =>   10.0%
     BOF                        $     9 761          16.7%      =>$     4 674    =>    8.0%      =>$     5 843    =>   10.0%
     BSS                        $    10 696          27.8%      =>$     3 078    =>    8.0%      =>$     3 848    =>   10.0%
 Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated               $    38 575          18.6%      =>$     8 315    =>    4.0%                  N/A
     PTB                        $    15 950          14.4%      =>$     4 437    =>    4.0%      =>$     6 656    =>    6.0%
     BOF                        $     9 081          15.5%      =>$     2 337    =>    4.0%      =>$     3 506    =>    6.0%
     BSS                        $    10 270          26.7%      =>$     1 539    =>    4.0%      =>$     2 309    =>    6.0%
 Tier 1 Capital (to
   Average Assets):
     Consolidated               $    38 575          12.5%      =>$    12 356    =>    4.0%                  N/A
     PTB                        $    15 950          10.2%      =>$     6 255    =>    4.0%      =>$     7 819    =>    5.0%
     BOF                        $     9 081          10.4%      =>$     3 508    =>    4.0%      =>$     4 385    =>    5.0%
     BSS                        $    10 270          15.8%      =>$     2 593    =>    4.0%      =>$     3 241    =>    5.0%


                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



Note 20.    Parent Company Only Financial Statements

                            ATLANTIC FINANCIAL CORP.
                              (Parent Company Only)

                                 Balance Sheets
                           December 31, 1998 and 1997



                                                                                 1998                 1997
                                                                           ---------------     ---------------
          Assets

Cash and due from banks                                                    $     3 057 944     $     3 280 486
Securities available for sale                                                      383 515             100 000
Investment in subsidiaries                                                      37 209 677          36 751 573
Bank premises and equipment                                                         19 432              63 115
Intangibles, net                                                                   332 450                 - -
Due from subsidiaries                                                            2 997 626             546 916
Other assets                                                                       131 889             113 156
                                                                            --------------     ---------------


          Total assets                                                      $   44 132 533     $    40 855 246
                                                                            ==============     ===============



   Liabilities and Stockholders' Equity

Liabilities
  Dividends payable                                                        $       924 543     $       546 916
  Other liabilities                                                                 78 933                 - -
                                                                           ---------------     ---------------

       Total liabilities                                                   $     1 003 476     $       546 916
                                                                           ---------------     ---------------

Stockholders' Equity
  Preferred stock                                                          $           - -     $           - -
  Common stock                                                                  20 844 705          15 301 160
  Stock options                                                                      6 843               7 380
  Surplus                                                                              - -           4 350 512
  Retained earnings                                                             21 047 709          19 865 902
  Accumulated other comprehensive
    income, net                                                                  1 229 800             783 376
                                                                           ---------------     ---------------
          Total stockholders' equity                                       $    43 129 057    $     40 308 330
                                                                           ----------------    ---------------
          Total liabilities and
            stockholders' equity                                           $    44 132 533     $    40 855 246
                                                                           ===============     ===============


                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997



                            ATLANTIC FINANCIAL CORP.
                              (Parent Company Only)

                              Statements of Income
                     Years Ended December 31, 1998 and 1997




                                                                                          1998              1997
                                                                                ---------------      ---------------
Income
  Dividends from subsidiaries                                                   $     4 153 067      $     1 396 203
  Interest from subsidiaries                                                             86 521                  - -
  Other income                                                                          466 902              152 874
  Gain on sale of securities                                                                - -                  800
                                                                                ---------------      ---------------
                                                                                $     4 706 490      $     1 549 877
                                                                                ---------------      ---------------

Expenses
  Stockholder expenses                                                          $        64 835      $        30 695
  Merger expenses                                                                       278 770                  - -
  Professional fees                                                                     112 219               64 172
  Insurance                                                                              49 907               34 163
  Printing and postage                                                                   30 523                5 505
  Directors' fees                                                                        38 751               35 000
  Miscellaneous                                                                         207 495               34 038
                                                                                ---------------      ---------------
                                                                                $       782 500      $       203 573
                                                                                ---------------      ---------------
           Net income before income tax
             benefit and undistributed
             equity in subsidiaries                                             $     3 923 990      $     1 346 304

Income tax benefit                                                                       (4 254)             (16 328)
                                                                                ----------------     ----------------

           Net income before undistributed earnings
             of subsidiaries and equity investments                             $     3 928 244      $     1 362 632

Undistributed (distributed) equity in subsidiaries                                     (266 126)           2 697 795
                                                                                ---------------      ---------------

           Net income                                                           $     3 662 118      $     4 060 427
                                                                                ===============      ===============


                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997




                            ATLANTIC FINANCIAL CORP.
                              (Parent Company Only)

                            Statements of Cash Flows
                     Years Ended December 31, 1998 and 1997



                                                                                     1998                   1997
                                                                                ---------------      ---------------
Cash Flows from Operating Activities
  Net income                                                                    $     3 662 118      $     4 060 427
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization                                                                       17 500                  - -
      Depreciation                                                                       65 353                4 304
      Gain on sale of securities                                                            - -                 (800)
      Distributed (undistributed) earnings of subsidiaries                              266 126           (2 697 795)
      Undistributed earnings of equity investments                                     (133 465)                 - -
      (Increase) in due from subsidiaries                                            (2 450 710)            (309 683)
      (Increase) in other assets                                                        (18 733)            (126 794)
      Increase (decrease) in other liabilities                                            8 933             (381 469)
                                                                                ---------------      ----------------
           Net cash provided by operating activities                            $     1 487 122      $       548 190
                                                                                ---------------      ---------------

Cash Flows from Investing Activities
  Purchase of securities available for sale                                     $      (250 000)     $      (100 000)
  Proceeds from sale of securities available for sale                                       - -              351 800
  Purchase of premises and equipment                                                   (299 476)             (67 419)
                                                                                ----------------     ----------------
           Net cash provided by (used in) investing activities                  $      (549 476)     $       184 381
                                                                                ----------------     ---------------

Cash Flows from Financing Activities
  Cash dividends paid                                                           $    (1 170 133)     $      (803 138)
  Issuance of common stock                                                               20 963            3 347 835
  Acquisition of common stock                                                           (11 018)                 - -
                                                                                ----------------     ---------------
           Net cash provided by (used in) financing activities                  $     (1 160 188)    $     2 544 697
                                                                                ----------------     ---------------

           Increase (decrease) in cash and cash equivalents                     $       (222 542)    $     3 277 268

Cash and Cash Equivalents
  Beginning                                                                            3 280 486               3 218
                                                                                ----------------     ---------------

  Ending                                                                        $     3 057 944      $     3 280 486
                                                                                ===============      ===============

Supplemental Schedule of Noncash Investing Activities,
  contribution of premises and equipment to capital of a
  subsidiary bank                                                               $       277 806      $           - -
                                                                                ===============      ===============


Item 13.

         (a)    Exhibits

Exhibit No.                                 Document

3.1               Amended  and  Restated  Articles  of Incorporation of Atlantic
                  Financial Corp.
3.2               Bylaws of Atlantic Financial Corp.
10.1              Mid-Atlantic  Community BankGroup,  Inc.  1998 Incentive Plan,
                  incorporated by reference to Exhibit 10.3 of the  Registrant's
                  Registration   Statement   on  Form  S-4,   Registration   No.
                  333-62997, filed September 4, 1998.
10.2              Employment  Agreement,  dated as of December 1, 1998,  between
                  Atlantic Financial Corp. and William J. Farinholt.
10.3              Employment  Agreement,  dated as of December 1, 1998,  between
                  Atlantic Financial Corp. and Wenifred O. Pearce.
10.4              Employment  Agreement,  dated as of December 1, 1998,  between
                  Atlantic Financial Corp. and Kenneth E. Smith.
10.5              Employment  Agreement,  dated as of December 1, 1998,  between
                  Atlantic Financial Corp. and D. Eugene Brittle.
21                Subsidiaries of the Registrant.
27                Financial Data Schedule (filed electronically only).

         (b)    Reports on Form 8-K

         On December 16, 1998, the Company filed a Current Report on Form 8-K dated December 1, 1998 to disclose, under Item 2, the consummation of the Company's merger with United Community Bankshares, Inc.