Form 10QSB
period 1999-03-31
ATLANTIC FINANCIAL CORP
filed 1999-05-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285


                            ATLANTIC FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


         VIRGINIA                                       54-1809409
---------------------------------         --------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                          737 J. Clyde Morris Boulevard
                          Newport News, Virginia 23601
         -------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (757) 595-7020
         -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999.


                      Common stock, $5 par value--4,189,385

                                      INDEX

ATLANTIC FINANCIAL CORP.                                                Page No.

Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     March 31, 1999 and December 31, 1998                     3

                   Consolidated Statements of Income--
                     Three months ended March 31, 1999 and 1998               4

                   Consolidated Statements of Stockholders' Equity--
                     Three months ended March 31, 1999 and 1998               5

                   Consolidated Statements of Cash Flows--
                     Three months ended March 31, 1999 and 1998               6

                   Notes to Consolidated Financial Statements            7 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                11 - 17

Part II.  Other Information:                                                 18

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

Item 1. FINANCIAL STATEMENTS

                            ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)


                                                              March 31,          December 31,
ASSETS:                                                        1999                   1998
                                                         ----------------     ---------------------

    Cash and due from bank                                  $   16,093            $   11,782
    Securities available for sale (at market value)             84,958                80,281
    Securities held to maturity (market value of
        $11,393 and $14,173, respectively)                      11,188                13,926
    Federal funds sold                                          28,242                29,524
    Loans, net                                                 212,828               207,733
    Premises and equipment                                      10,676                10,703
    Other real estate owned                                        212                   212
    Other assets                                                 6,469                 6,142
                                                             ---------             ---------
          TOTAL ASSETS                                       $ 370,666             $ 360,303
                                                             =========             =========

LIABILITIES:
Deposits
    Non-interest bearing                                    $   49,223            $   49,291
    Interest-bearing                                           272,951               263,019
                                                             ---------             ---------
       TOTAL DEPOSITS                                          322,174               312,310
    Short-term debt                                                397                 1,589
    Other liabilities                                            4,543                 3,275
                                                             ---------             ---------
          TOTAL LIABILITIES                                    327,114               317,174
                                                             ---------             ---------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par value per share;
     authorized 1,000,000 shares; no shares
     issued and outstanding                                 $       --            $       --
    Common stock; $5 par value per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,189,385 and 4,168,941
     shares, respectively                                       20,951                20,851
    Surplus                                                         --                    --
    Undivided profits                                           21,669                21,048
    Accumulated other comprehensive
      income, net                                                  932                 1,230
                                                             ---------             ---------
          TOTAL STOCKHOLDERS' EQUITY                            43,552                43,129
                                                             ---------             ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  370,666            $  360,303
                                                            ==========            ==========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)

                                                      Three Months Ended
                                                            March 31,
                                                         1999       1998
                                                         ----       ----

INTEREST INCOME:
Loans and Fees                                         $  5079    $  4653
Federal Funds Sold                                         299        276
Investment Securities                                     1377       1282
                                                     ---------   --------
   Total Interest Income                                  6755       6211

INTEREST EXPENSE:
Interest on deposits                                      2957       2683
Interest on federal funds purchased
 and other borrowings                                       16          7
                                                     ---------   --------
   Total Interest Expense                                 2973       2690
                                                     ---------   --------
   Net Interest Income                                    3782       3521

PROVISION FOR LOAN
AND LEASE LOSSES                                            72        110
                                                     ---------   --------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                                       3710       3411

OTHER INCOME:
Service Charges & Fees                                     547        456
Securities Gains (Losses)                                   --          1
                                                     ---------   --------
   Total Other Income                                      547        457

OTHER EXPENSES:
Salaries & Employee Benefits                              1531       1295
Occupancy Expenses                                         230        176
Furniture & Equipment Expenses                             391        236
Other Operating Expenses                                   751        683
                                                     ---------   --------
   Total Other Expenses                                   2903       2390
                                                     ---------   --------
Income Before Income Taxes                                1354       1478
Applicable Income Taxes                                    356        445
                                                     ---------   --------
   Net Income                                        $     998   $   1033
                                                     =========   ========

    Earnings Per Share, Basic                              .24        .25
                                                     =========   ========
    Earnings Per Share, Assuming
    Dilution                                               .23        .24
                                                     =========   ========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                            (In Thousands of Dollars)


                                                                                      Accumulated
                                                                                      Other
                                              Common    Stock              Retained   Comprehensive     Comprehensive
                                              Stock     Options  Surplus   Earnings   Income            Income          Total
                                              -----     -------  -------   --------   ------            ------          -----

Balance, January 1, 1999                       $20,845      $6       - -    $21,048   $1,230                           $43,129
Comprehensive Income:
   Net Income                                      - -     - -       - -        998      - -              $998             998
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $153
                                                                                                          (298)            - -
                                                                                                          ----
   Other comprehensive income, net of tax          - -     - -       - -        - -                       (298)           (298)
                                                                                                          ----
   Total comprehensive income                      - -     - -       - -        - -                       $700             - -
                                                                                                          ====
Exercise of stock options                          102     (2)       - -        - -       - -                              100
Cash dividends                                     - -     - -       - -       (377)      - -                             (377)
                                                   ---     ---       ---       -----      ---                             -----
Balance, March 31, 1999                        $20,947      $4    $  - -     $21,669      $932                          $43,552
                                               ===============================================                          =======




Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)

                                                                              Three Months Ended
                                                                                  March 31,

                                                                             1999           1998
                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $        998   $     1,033
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 316           171
     Provision for loan losses                                                     72           110
     Amortization of premiums, net                                                 24            23
     (Gain) on sale of securities available for sale                              - -           (1)
     (Gain) on sale of premises and equipment                                     - -           (3)
     Changes in operating assets and liabilities:
       (Increase) decrease in accrued interest receivable                         110           133
       (Increase) decrease in other assets                                          1         (769)
       Increase in accrued interest payable                                        69            70
       Increase (decrease) in other liabilities                                   249          (53)
                                                                          -----------   -----------
          Net Cash Provided by Operating Activities                       $     1,839  $        714
                                                                          -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                    (5,195)         (949)
   Purchase of securities available for sale                                 (11,506)       (7,387)
   Proceeds from sales of securities available for sale                           502           200
   Proceeds from calls and maturities of securities available for sale          5,469         5,449
   Purchase of securities held to maturity                                        - -       (6,431)
   Proceeds from calls and maturities of securities held to maturity            2,737         2,497
   Purchase of premises and equipment                                           (268)         (906)
   Proceeds from sales of premises and equipment                                  - -             3
                                                                          -----------  ------------
          Net Cash (Used In) Investing Activities                         ($   8,261)  ($    7,524)
                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                   $     9,864  $     12,248
   Issuance of common stock                                                       100           250
   Net increase in short-term borrowings                                          371           112
   Cash dividends paid                                                          (884)         (311)
                                                                          -----------  ------------
            Net Cash Provided by Financing Activities                     $     9,451  $     12,299
                                                                          -----------  ------------

            Net Increase In Cash and Cash Equivalents                     $     3,029         5,489
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                41,306        32,550
                                                                          -----------  ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    44,335  $     38,039
                                                                          ===========  ============


Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The consolidated statements include the accounts of Atlantic Financial Corp. and its subsidiaries, Peninsula Trust Bank, Inc. (PTB), The Bank of Franklin (BOF) and The Bank of Sussex and Surry (BSS). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

      The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                      March 31, 1999
                                                   --------------------------------------------------

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  872             2             --         874
US Government Agencies & Corporations                30,293           171            161      30,304
Obligations of States & Political Subdivisions       29,301           573             80      29,793
Mortgage-backed Securities                           16,203            49             43      16,208
Corporate Debt Obligations                            2,992            --             --       2,992
Restricted Stock                                        702            --             --         702
Other Securities                                      3,183           919             18       4,085
                                                   --------     ---------       --------    --------
                                                   $ 83,546     $   1,714       $    302    $ 84,958
                                                   ========     =========       ========    ========


    Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:


                                                                     March 31, 1999
                                                   --------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)

US Government Agencies & Corporations                 2,866            25              2       2,890
Obligations of States & Political Subdivisions        6,062           173             11       6,224
Mortgage-backed Securities                            2,260            20             --       2,279
                                                   --------       -------        -------     -------
                                                   $ 11,188       $   218        $    13     $11,393
                                                   ========       =======        =======     =======

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

    Securities available for sale at December 31, 1998 consist of the following:


                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)

US Treasury Securities                                  877             9             --         886
US Government & Federal Agencies                     25,938           321           (82)      26,177
States & Local Governments                           28,596           696           (55)      29,237
Mortgage-backed Securities                           15,148            97           (37)      15,208
Corporate Debt Obligations                            3,091            50            (6)       3,135
Restricted Stocks                                       698            --             --         698
Other Securities                                      4,069           881           (10)       4,940
                                                  ---------        ------       --------    --------
                                                  $  78,417        $2,054       $  (190)    $ 80,281
                                                  =========        ======       ========    ========


    Securities held to maturity at December 31, 1998 consist of the following:


                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                (In Thousands of Dollars)
US Government & Federal Agencies                      4,718            41            (4)       4,755
State & Local Governments                             6,493           199           (12)       6,680
Mortgage-backed Securities                            2,715            23             --       2,738
                                                   --------        ------        -------    --------
                                                   $ 13,926        $  263        $  (16)    $ 14,173
                                                   ========        ======        =======    ========


                                                 Three Months Ended
                                                      March 31,
                                                 1999           1998
                                                 ----           ----
                                             (In Thousands of Dollars)

Gross proceeds from sales of securities            502               200
                                              ========         =========
Gross Gains on Sale of Securities                   --                 1
Gross Losses on Sale of Securities                  --                --
                                              --------         ---------
  Net Securities Gains (Losses)                     --                 1
                                              ========         =========

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Loans

    Major classifications of loans are as follows:

                                                March 31,       December 31,
                                                 1999                1998
                                                 ----                ----
                                                 (In Thousands of Dollars)

Commercial                                      33,318               30,105
Agriculture                                      5,204                6,068
Real estate mortgage:
   Construction                                 13,476               13,935
   Residential (1-4 family)                     55,099               52,632
   Home Equity Lines                            15,365               15,939
   Commercial                                   48,650               48,788
   Agricultural                                  4,011                3,044
Loans to individuals for household,
 family and other consumer expenditures         39,256               39,564
All Other Loans                                   1581                  672
                                             ---------             --------
                                               215,960              210,747
Less Unearned Income                             (577)                (590)
                                             ---------             --------
Less Allowance for Loan Losses                  (2555)               2,424)
                                             ---------             --------
                                              $212,828             $207,733
                                             =========             ========


The following schedule summarizes the changes in the allowance for loan and lease losses:


                                                 Three Months           Three Months
                                                    Ending                 Ending
                                                   March 31,              March 31,       December 31,
                                                     1999                   1998             1998
                                                     ----                   ----             ----
                                                                (In Thousands of Dollars)
Balance, Beginning                                    2,424                2,430               2,430
Provision Charged Against Income                         72                  110                 477
Recoveries                                              150                   34                 110
Loans Charged Off                                      (91)                (100)               (593)
                                                   --------             --------           ---------
Balance, Ending                                    $  2,555             $  2,474           $   2,424
                                                   ========             ========           =========

Nonperforming assets consist of the following:

                                                    March 31,         December 31,
                                                      1999                1998
                                                      ----                ----

                                                    (In Thousands of Dollars)

Nonaccrual Loans                                   $    479             $    681
Restructured Loans                                       --                   --
                                                   --------             --------
Nonperforming Loans                                     479                  681
Foreclosed Properties                                   212                  212
                                                   --------             --------
Nonperforming Assets                               $    691             $    893
                                                   ========             ========

Total loans past due 90 days or more and still accruing were $1,645 on March 31, 1999 and $559 on December 31, 1998.

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.       Earnings Per Share

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                       March 31, 1999                     March 31, 1998
                                                       --------------                     --------------
                                                                 Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------

Basic Earnings Per Share                         4,181,930         $   .24            4,153,532       $   .25

Effect of dilutive securities:
  Nonemployee directors' stock options              24,269                               44,351
  Employee incentive stock options                  59,500                               68,226
                                                 ---------                            ---------

Diluted Earnings Per Share                       4,265,699         $   .23            4,266,109       $   .24
                                                 =========         =======            =========       =======



5.  Capital Requirements

        A comparison of the Company's capital as of March 31, 1999 with the minimum requirements is presented below:

                                                          Minimum
                                     Actual              Requirements
                                     ------              ------------
Tier I Risk-based Capital            17.26%                 4.00  %
Total Risk-based Capital             17.87%                 8.00  %
Leverage Ratio                       11.75%                 4.00  %

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

Results of Operations

The Company experienced moderate balance sheet expansion during the first quarter 1999, with total assets increasing $10.4 million, or 2.9% over December 31, 1998. Growth was funded with new interest bearing deposits, which reflected a $9.9 million, or 3.8% increase, for the three months ending March 31, 1999.

Loan demand was moderate during the first quarter, evidenced by net loans increasing $5.1 million, or 2.5%, over December 31, 1998. Competition for loans intensified primarily relative to pricing as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company has been reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. Put another way, the risk / rate relationship continues to represent a major portion of the underwriting practices of the Company.

Asset quality continues to be sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $7.6 million (3.52% of total outstandings). Included in the 30 day total are $1.6 million, which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $479,000 at March 31, 1999, which represented 0.22% of total outstanding loans and 18.75% of the loan loss reserve. Foreclosed properties totaled $212,000 at March 31, 1999, with potential losses expected to be minimal. The provision for loan losses was $72,000 in the first quarter 1999. Gross charge-offs for the quarter were $91,000, while total recoveries were $151,000.

The Allowance for Loan and Lease Losses (ALLL) equaled $2.56 million March 31, 1999, comfortably above the Company's overall target of 1.10% of total outstanding loans. Additionally, the Company has begun a documented system for internal loan classifications to more accurately identify ongoing credit risk imbedded within the loan portfolio. Utilizing the results of this system to test the adequacy of the ALLL also indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

The Company maintained its practice during the first quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $26.0 million, 7.22% of average total assets. These figures compare to $20.5 million and 6.50%, respectively, for the first quarter 1998. The quarter-end balance of $28.2 million represented a $1.3 million (or 4.41%) decrease from December 31, 1998.

The level of the investment account increased approximately $1.9 million (2.06%) during the first quarter 1999, ending the period at $96.1 million or 25.94% of total assets. The portfolio was used to absorb some of the rapid deposit growth which occurred during the first quarter while loan demand, discussed above, was too soft to fully employ all of the deposit expansion. The portfolio is comprised of 1% US Treasuries, 54% US Government Agencies and Mortgage-backed Securities, 37% State, County and Municipal governments, and 8% other debt and equity securities.

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

Management has implemented additional tools for the measurement of three critical elements in portfolio management: interest rate risk, call and/or extension risk and maturity distribution. Activities of the Bank's Asset
Liability Committee (ALCO) will include establishing parameters for the effective modified duration (EMD) for the portfolio in the future. With better tools to monitor duration, long-term earnings performance of the portfolio is expected to demonstrate improved stability over varying interest rate cycles. These parameters will also draw a tighter relationship between EMD and bond convexity. Convexity measures the percentage amount of portfolio price appreciation if interest rates fall 1% relative to the percentage of price depreciation if interest rates rise 1%. The more a bond declines relative to its depreciation, the higher the negative convexity and, consequently the more potential call and extension risk that bond is likely to have. Relative to the current EMD, management is targeting an overall portfolio negative convexity of not more than .70. Currently, the portfolio's negative convexity is slightly below this target level.

Deposits represent 98.5% of total liabilities of the Company, including non-interest bearing checking accounts which represent 15.3% of total deposits on March 31, 1999.

Earnings

Net income for the first quarter 1999 decreased to $998,000, compared to $1,033,000 for the first quarter 1998. Flat earnings were expected due to several growth initiatives occurring in the third and fourth quarters of 1998, plus several capital investments in the technology area, also in the second half of 1998. These are discussed further below. The negative impact to earnings is expected to be temporary.

Net interest income for the first quarter 1999 (tax equivalent interest income less interest expense) totaled $3.8 million (a 7.41% increase over the first quarter 1998), while the net interest margin (tax equivalent net interest income expressed as a percentage of average earning assets) declined from 4.83% in the first quarter 1998 to 4.76% in the first quarter 1999. The average yield on interest earning assets declined 15 basis points during a time when the average rate on interest bearing liabilities declined only 6 basis points. As a result, the 8.76% increase in interest income for the first quarter 1999 compared to first quarter 1998 was offset by a 10.55% increase in interest expense for the same period. The challenge to attract and retain consumer certificates of deposits in a falling interest rate environment has been the major cause of compression of the net interest margin. Non-bank investment alternatives for consumers result in consumers' reluctance to accept the full brunt of the decline in interest rates. Therefore, the Company cannot always reduce cost of funds in a one-to-one relationship with yield on earning assets during falling rate cycles.

Non-interest expense for the first quarter totaled $2.9 million, compared to $2.4 million in the first quarter 1998. Installation, in March and April of 1998, of new item processing software utilizing image technology resulted in capitalized expenditures approximating $500,000, resulting in increased depreciation of more than $10,000 per month. New branch offices opened in the third and fourth quarters of 1998 also caused increases in depreciation and other occupancy expenses, as well as personnel expense. The computer conversions of BOF and BSS to the data processing center of PTB in the third and fourth quarters of 1998 further contributed to increased depreciation expense through required upgrades to computer hardware and telecommunications.

Capital and Liquidity

Equity capital at March 31, 1999 totaled $43.5 million, representing 11.7% of total assets. This level is adequate to support both current operations, as well as asset growth to a level in excess of $450 million.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks which include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 24.1% of total demand deposits at March 31, 1999. The Company, through two of its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. However, as discussed further below, liquidity planning in anticipation of potential increased demand for funds in the second half of this year (and more importantly the fourth quarter) will dictate more sophisticated exercises and possibly greater levels of liquidity.

Future Plans

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. The Company is also interviewing prospective candidates to staff a new relationship with UVEST for the sale of fixed and variable rate annuity products to enhance non-interest income.

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

Two of the affiliate banks, BOF and BSS, were operating non-Y2K ready core data processing systems prior to the merger of UCB and MACB. These two banks were converted to the JHA Liberty product discussed above and are processed in the Company's centralized data center. For these two banks, there was more substantial expense associated with Y2K readiness preparation. These accumulated historical costs approximated $100,000, bringing the total for the Company to approximately $125,000.

For certain other systems, the Company has determined that it will have to replace or modify certain pieces of hardware and/or software so that the systems will properly function in the year 2000. The third party vendors of these systems have been contacted and have indicated that the hardware and/or software will be Y2K compliant. Modifications and/or replacements depend on the individual vendor and their respective products. During the first quarter of 1999, the Company installed Y2K updates in each of its ATMs based on each respective vendor's recommendation.

The Company utilizes an extensive network of personal computers (PCs) in its daily operations. With the rapid changes in technology in the past 10 years, the Company adopted a philosophy more than five years ago that acknowledged that the average useful life of PCs was in the three-to four-year time range. Having embraced this philosophy previously, replacement of PCs is a part of routine hardware planning. Currently, approximately 30% of the Company's PCs are viewed as nearing the end of their useful life even absent any Y2K considerations. Throughout the first quarter of 1999, the Company has purchased hardware and software upgrades in its PC workstation and network communications area, with an approximate capitalized cost of $35,000 and associated increase in depreciation expense of $1,000 per month for the useful life of the asset. This renovation/replacement process also has included one-time consultant and installation costs approximating $5,000. Additional one-time costs may approach $20,000 during the next two quarters. Management considers that its total requirement in hardware expenditure associated with Y2K readiness will not have a significant negative effect on the Company's total earnings performance. It is anticipated that the total future costs directly associated with the Y2K project will not exceed $250,000 (approximately 6.25% of projected 1999 net income).

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

The Company plans to complete the majority of the Y2K project by the second quarter of 1999. Cash expenditures are not expected to have a large material effect on the Company's consolidated financial statements. The Company will evaluate before June 30, 1999, the loss of income that may result from increased liquidity in the form of above normal levels of cash and increased volumes of lower yielding overnight Fed funds sold. The following tables present the Company's overall progress of its mission critical applications.

 Year 2000 Plan - Planned Number of Mission Critical Applications In Each Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Assessment              9         6         2         1         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Renovation              3         6         7         8         5         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Validation              -         -         3         3         7         9         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         3        12        12        12
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
TOTAL                   12        12       12        12         12        12       12        12        12
--------------------------------------------------------------------------------------------------------------

           Year 2000 Plan - Planned Percentage of Completion by Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Assessment              75        50       17         8         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Renovation              25        50       58        67         42        75        -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Validation              -         -        25        25         58        25        -        -         -
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         -        100      100       100
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
TOTAL                  100       100       100       100       100       100       100      100       100
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

The Company is developing contingency plans to address risks associated with Y2K issues. These plans include remediation contingency plans, Y2K business
resumption   contingency   plans,  and  event
management plans. Remediation contingency covers the actions that may be required if the current approach to remediating a mission critical application is falling behind schedule or may not be completed when required. The Company has substantially completed its remediation contingency plans. The Company already had in place a documented and tested disaster recovery plan. This plan is being expanded and enhanced to incorporate the elements of the Y2K challenge. The Company will substantially complete and implement its business resumption contingency plan by June 30, 1999. The plan, currently being developed, will identify core business processes and detail each step in these processes for identification of alternate methods and means of completing such steps in the event of failure of current systems. Business impact analysis is being accomplished through the use of risk analysis worksheets to assess among other things the probability of certain failures, the expected warning time, the consequences of such failure, and the weight that should be applied to system component failure in the overall operation of a specific system or department. An example of a core business process is taking a deposit. Every step of this process is being flowcharted to establish rudimentary, manual alternatives in the event of a failure of internal computer systems, loss of electrical power, or loss of telecommunication lines. Business resumption may also be dependent on backup or saved information from prior to year-end 1999. Therefore, all computer processing during December, 1999 will be amended to include changes in backup save routines, printing hardcopy reports normally only saved to optical disks, rotation of backup media to name a few. The Company is continuing direct communication with customers to minimize unwarranted public alarm that could cause serious problems for financial institutions.

As a part of the Company's normal disaster recovery plan, it has decided to add generator power for its two remote item capture / check processing centers and to upgrade its existing generator power for its Glenns, Virginia Operations / Data Center. The Glenns site will be capable of operating not only data processing and bookkeeping functions, but also a full service banking branch office. These efforts will enable the Company to meet customer needs in the case of a natural disaster with extended electrical power outages. It will also complement Y2K business resumption plans in the case of a Y2K related interruption of electricity.

The Company has established a series of trigger dates associated with core application products that govern primarily the customer loan and deposit data bases. These applications address production of new and renewal loan and deposit accounts as well as maintenance of ongoing customer relationships. The trigger dates started November 30, 1998 and concluded on March 31, 1999. Through the various testing methods that management has selected to validate the readiness of these applications, management has determined that all current vendors will be Y2K ready and that the Company will continue to utilize all existing applications.

Worst-case analysis

Until the year 2000 event actually occurs, and for a period thereafter, there can be no assurance that there will be no problems related to the year 2000. Worst-case scenarios would indicate that if Y2K issues are not adequately addressed by the Company as well as third parties, the Company could face, among other things, business disruptions, operational problems, financial losses, legal liability and similar risks, and the Company's business, results of operations and financial position could be materially adversely affected. The Company's credit risks associated with borrowers may increase to the extent borrowers fail to prepare for Y2K in ways that impact their cash flow and capacity to repay. As a result there may increases in the Company's problem loans, non-performing assets, and credit losses in future years. Additionally the Company may be subject to increased liquidity risks associated with excessive cash withdrawals and/or abnormally high draws against borrowers' lines of credit. It is not possible to quantify the potential impact of any such risks or losses at this time. Temporary closings of individual offices could materialize, but would do so only under the allowances provided by the banking regulatory authorities. Bank customers should note that FDIC deposits are considered safe.

The Company is cognizant of and sensitive to the potential risks associated with the Year 2000 challenge. However, in its efforts to be prepared, the Company also sees a social responsibility to calm public anxiety and potential panic where verifiable preparedness can be identified.

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

Other information contained in this report may also include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company (as described above), changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    27     Financial Data Schedule (filed electronically only).

           (b)      Reports on Form 8-K.

                  On February 16, 1999, the Company filed a Current Report on Form 8-K/A to amend a Form 8-K dated December 1, 1998, which announced the consummation of the Company's merger with United Community Bankshares, Inc. (UCB), to include the financial statements of UCB and pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ATLANTIC FINANCIAL CORP.


Date:  May 14, 1999         BY /s/ W. J. Farinholt
                               ---------------------------------
                            W. J. Farinholt, President & CEO


Date:  May 14, 1999         BY /s/ Kenneth E. Smith
                               ---------------------------------
                            Kenneth E. Smith, Exec. Vice President
                            & Chief Financial Officer