Form 10QSB
period 1999-06-30
ATLANTIC FINANCIAL CORP
filed 1999-08-16
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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


                          737 J. Clyde Morris Boulevard
                          Newport News, Virginia 23601
                    (Address of Principal Executive Offices)


                                 (757) 595-7020
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999.


                      Common stock, $5 par value--4,192,185

                                      INDEX

ATLANTIC FINANCIAL CORP.                                               Page No.

Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     June 30, 1999 and December 31, 1998                      3

                   Consolidated Statements of Income--
                     Six months ended June 30, 1999 and 1998
                     Three months ended June 30, 1999 and 1998                4

                   Consolidated Statements of Stockholders' Equity--
                     Six months ended June 30, 1999 and 1998                  5

                   Consolidated Statements of Cash Flows--
                     Six months ended June 30, 1999 and 1998                  6

                   Notes to Consolidated Financial Statements            7 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                11 - 18

Part II.  Other Information:                                                 19

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

                         Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                            ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                     (Unaudited)             (Audited)
                                                      June 30,             December 31,
ASSETS:                                                 1999                   1998
                                                  ----------------     ---------------------

    Cash and due from banks                            $   14 264            $   11 782
    Securities available for sale (at market value)        88 854                80 281
    Securities held to maturity (market value of
        $10,768 and $14,173, respectively)                 10 811                13 926
    Federal funds sold                                     22 152                29 524
    Loans, net                                            220 598               207 733
    Premises and equipment                                 10 710                10 703
    Other real estate owned                                   169                   212
    Other assets                                            6 782                 6 142
                                                       ----------            ----------
          TOTAL ASSETS                                 $  374 340            $  360 303
                                                       ==========            ==========

LIABILITIES:
Deposits
    Non-interest bearing                               $   51 014            $   49 291
    Interest-bearing                                      275 232               263 019
                                                       ----------            ----------
       TOTAL DEPOSITS                                     326 246               312 310
Short-term debt                                             1 139                 1 589
Other liabilities                                           3 985                 3 275
                                                       ----------            ----------
          TOTAL LIABILITIES                               331 370               317 174
                                                       ----------            ----------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par value per share;
     authorized 1,000,000 shares; no shares
     issued and outstanding                            $       --            $       --
    Common stock; $5 par value per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,192,185 and 4,168,941
     shares, respectively                                  20 965                20 851
    Surplus                                                    --                    --
    Undivided profits                                      22 227                21 048
    Accumulated other comprehensive
      income, net                                           (222)                 1 230
                                                       ----------            ----------
          TOTAL STOCKHOLDERS' EQUITY                       42 970                43 129
                                                       ----------            ----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                       $  374 340            $  360 303
                                                       ==========            ==========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30,                June 30,
                                                         1999       1998         1999         1998
                                                         ----       ----         ----         ----
                                                             >
INTEREST INCOME:

Loans and Fees                                        $  5 244   $  4 926     $   10 323  $   9 580
Federal Funds Sold                                         290        220            590        496
Investment Securities                                    1 478      1 374          2 854      2 656
                                                     ---------  ---------       --------   --------
   Total Interest Income                                 7 012      6 520         13 767     12 732

INTEREST EXPENSE:
Interest on deposits                                     3 020      2 797          5 977      5 479
Interest on federal funds purchased
 and other borrowings                                       26          7             42         15
                                                     ---------  ---------       --------   --------
   Total Interest Expense                                3 046      2 804          6 019      5 494
                                                     ---------  ---------       --------   --------
   Net Interest Income                                   3 966      3 716          7 748      7 238

PROVISION FOR LOAN
AND LEASE LOSSES                                           137        176            209        286
                                                     ---------  ---------       --------   --------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                                      3 829      3 540          7 539      6 952

OTHER INCOME:
Service Charges & Fees                                     515        546          1 061      1 001
Securities Gains (Losses)                                    1         --              1          1
                                                     ---------  ---------       --------   --------
   Total Other Income                                      516        546          1 062      1 002

OTHER EXPENSES:
Salaries & Employee Benefits                             1 606      1 370          3 136      2 666
Occupancy Expenses                                         238        202            469        378
Furniture & Equipment Expenses                             439        322            830        566
Other Operating Expenses                                   766        704          1 516      1 378
                                                     ---------  ---------       --------   --------
   Total Other Expenses                                  3 049      2 598          5 951      4 988
                                                     ---------  ---------       --------   --------
Income Before Income Taxes                               1 296      1 488          2 650      2 966
Applicable Income Taxes                                    335        448            691        892
                                                     ---------  ---------       --------   --------
   Net Income                                          $   961    $ 1 040        $ 1 959    $ 2 074
                                                     =========  =========       ========   ========

    Earnings Per Share, Basic                              .23        .25            .47        .50
                                                     =========  =========       ========   ========
    Earnings Per Share, Assuming
    Dilution                                               .23        .24            .46        .48
                                                     =========  =========       ========   ========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1999
                            (In Thousands of Dollars)
                                  (Unaudited)


                                                                                            Accumulated
                                                                                                  Other
                                               Common      Stock               Retained   Comprehensive   Comprehensive
                                                Stock    Options   Surplus     Earnings          Income          Income       Total
                                                -----    -------   -------     --------          ------          ------       -----
Balance, January 1, 1999                      $20 845         $6       - -      $21 048          $1 230                     $43 129
Comprehensive Income:
   Net Income                                     - -        - -       - -        1 959             - -          $1 959       1 959
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(748)                                                                     (1 452)         - -
                                                                                                                -------
   Other comprehensive income, net of tax         - -        - -       - -          - -         (1 452)         (1 452)     (1 452)
                                                                                                                -------
   Total comprehensive income                     - -        - -       - -          - -             - -            $507         - -
                                                                                                                =======
Acquisition of common stock                      (11)                              (26)                                        (37)
Exercise of stock options                         127        (2)       - -          - -             - -                         125
Cash dividends                                    - -        - -       - -        (754)             - -                       (764)
                                              -------        ---    ------      -------            ----                     -------
Balance, June 30, 1999                        $20 961         $4    $  - -      $22 227            $222                     $42 970
                                              =======         ==    ======      =======            ====                     =======



Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                June 30,

                                                                            1999            1998
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $      1 959   $     2 074
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                337           347
     Deferred tax                                                                 320            --
     Provision for loan losses                                                    209           286
     Amortization of premiums, net                                                 47            54
     (Gain) on sale of securities available for sale                              (1)           (1)
     (Gain) on sale of other real estate owned                                   (14)            --
     (Gain) on sale of premises and equipment                                     (1)           (3)
     Changes in assets and liabilities:
       (Increase) decrease in accrued interest receivable                          36         (144)
       (Increase) decrease in other assets                                          7       (1 112)
       Increase in accrued interest payable                                        27           215
       Increase (decrease) in other liabilities                                   334         (171)
                                                                         ------------    ----------
          Net Cash Provided by Operating Activities                         $   3 260  $      1 545
                                                                         ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                   (13 073)      (14 553)
   Purchase of securities available for sale                                 (23 779)      (16 089)
   Proceeds from sales of securities available for sale                         1 619           200
   Proceeds from calls and maturities of securities available for sale         10 376         8 686
   Purchase of securities held to maturity                                        - -       (5 682)
   Proceeds from calls and maturities of securities held to maturity            3 114         4 526
   Proceeds from sale of other real estate                                         79            --
   Purchase of premises and equipment                                           (323)       (2 465)
   Proceeds from sales of premises and equipment                                    1             3
                                                                         ------------    ----------
          Net Cash (Used In) Investing Activities                        ($   21 986)    ($ 25 374)
                                                                         ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                   $    13 936    $   18 771
   Acquisition of common stock                                                   (36)            --
   Issuance of common stock                                                       127           250
   Proceeds from long-term debt                                                 1 550            --
   Net increase (decrease) in short-term borrowings                             (439)           600
   Cash dividends paid                                                        (1 302)         (858)
                                                                         ------------    ----------
            Net Cash Provided by Financing Activities                     $    13 836    $   18 763
                                                                         ------------    ----------

            Net Increase In Cash and Cash Equivalents                         (4 890)       (5 066)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                41 306        32 550
                                                                         ------------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    36 416    $   27 484
                                                                         ============    ==========


Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    General

      The consolidated statements include the accounts of Atlantic Financial Corp. and its subsidiaries, Peninsula Trust Bank, Inc. (PTB), The Bank of Franklin (BOF) and The Bank of Sussex and Surry (BSS). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

      The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                       June 30, 1999
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                  (In Thousands of Dollars)

US Treasury Securities                            $     867    $        1       $      3    $    865
US Government Agencies & Corporations                30 456            66            750      29 772
Obligations of States & Political Subdivisions       30 339           275            378      30 236
Mortgage-backed Securities                           19 746            15            455      19 306
Corporate Debt Obligations                            4 199             5             74       4 131
Restricted Stock                                        647            --             --         647
Other Securities                                      2 934         1 031             67       3 897
                                                   --------     ---------       --------    --------
                                                   $ 89 188     $   1 393       $  1 727    $ 88 854
                                                   ========     =========       ========    ========


    Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                       June 30, 1999
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                 (In Thousands of Dollars)

US Government Agencies & Corporations              $  2 743        $    3        $    62     $ 2 684
Obligations of States & Political Subdivisions        5 861            58             20       5 899
Mortgage-backed Securities                            2 207            --             22       2 185
                                                   --------        ------        -------     -------
                                                   $ 10 811        $   61        $   104     $10 768
                                                   ========        ======        =======     =======

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

    Securities available for sale at December 31, 1998 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                  (In Thousands of Dollars)

US Treasury Securities                          $       877        $    9       $     --    $    886
US Government & Federal Agencies                     25 938           321           (82)      26 177
States & Local Governments                           28 596           696           (55)      29 237
Mortgage-backed Securities                           15 148            97           (37)      15 208
Corporate Debt Obligations                            3 091            50            (6)       3 135
Restricted Stocks                                       698            --             --         698
Other Securities                                      4 069           881           (10)       4 940
                                                  ---------        ------       --------    --------
                                                  $  78 417        $2 054       $  (190)    $ 80 281
                                                  =========        ======       ========    ========


    Securities held to maturity at December 31, 1998 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                        ----        -----         ------        -----
                                                                  (In Thousands of Dollars)

US Government & Federal Agencies                   $  4 718        $   41        $   (4)    $  4 755
State & Local Governments                             6 493           199           (12)       6 680
Mortgage-backed Securities                            2 715            23             --       2 738
                                                   --------        ------        -------    --------
                                                   $ 13 926        $  263        $  (16)    $ 14 173
                                                   ========        ======        =======    ========


                                                         Six Months Ended
                                                             June 30,
                                                        1999              1998
                                                   (In Thousands of Dollars)

Gross proceeds from sales of securities                1 619               391
                                                    ========         =========
Gross Gains on Sale of Securities                          3                 1
Gross Losses on Sale of Securities                         3                --
                                                    --------         ---------
  Net Securities Gains (Losses)                           --                 1
                                                    ========         =========

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3.  Loans

    Major classifications of loans are as follows:

                                           June 30,         December 31,
                                             1999                 1998
                                             ----                 ----
                                              (In Thousands of Dollars)

Commercial                                $  30 734            $  30 105
Agriculture                                   6 691                6 068
Real estate mortgage:
   Construction                              15 923               13 935
   Residential (1-4 family)                  57 238               52 632
   Home Equity Lines                         15 910               15 939
   Commercial                                52 675               48 788
   Agricultural                               4 956                3 044
Loans to individuals for household,
 family and other consumer expenditures      39 233               39 564
All Other Loans                                 437                  672
                                          ---------             --------
                                            223 797              210 747
Less Unearned Income                          (583)                (590)
Less Allowance for Loan Losses              (2 616)               2 424)
                                          $220 598              $207 733
                                          =========             ========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                     Six Months         Six Months
                                        Ended              Ended           December 31,
                                    June 30, 1999      June 30, 1998           1998
                                    -------------      -------------           ----
                                                   (In Thousands of Dollars

Balance, Beginning                     $  2 424             $  2 430       $   2 430
Provision Charged Against Income            209                  286             477
Recoveries                                  181                   51             110
Loans Charged Off                           198                  198           (593)
                                     ----------           ----------       ---------
Balance, Ending                        $  2 616             $  2 569       $   2 424
                                       ========             ========       =========


Nonperforming assets consist of the following:

                                           June 30,         December 31,
                                             1999                1998
                                     ------------------    ----------------
                                            (In Thousands of Dollars)

Nonaccrual Loans                          $    467             $    681
Restructured Loans                              --                   --
                                       -----------           ----------
Nonperforming Loans                            467                  681
Foreclosed Properties                          169                  212
                                         ---------             --------
Nonperforming Assets                      $    636              $   893
                                          ========              =======

Total loans past due 90 days or more and still accruing were $570 on June 30, 1999 and $559 on December 31, 1998.

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)


4.       Earnings Per Share

       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                June 30, 1999                June 30, 1998
                                                -------------                -------------
                                                         Per Share                    Per Share
                                            Shares          Amount         Shares        Amount
                                            ------          ------         ------        ------

Basic Earnings Per Share                 4 185 685         $   .47      4 159 117       $   .50

Effect of dilutive securities:
  Nonemployee directors' stock options      20 796                         45 085
  Employee incentive stock options          59 500                         70 714
                                         ---------                      ---------

Diluted Earnings Per Share               4 265 981         $   .46      4 274 916       $   .48
                                         =========         =======      =========       =======



5.  Capital Requirements

        A comparison of the Company's capital as of June 30, 1999 with the minimum requirements is presented below:

                                                                Minimum
                                      Actual                   Requirements
                                      ------                   ------------
Tier I Risk-based Capital             16.99%                      4.00  %
Total Risk-based Capital              18.03%                      8.00  %
Leverage Ratio                        11.62%                      4.00  %

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

General

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Peninsula Trust Bank, Incorporated (PTB), The Bank of Franklin (BOF) and The Bank of Sussex and Surry
(BSS) (the "Banks"). PTB, BOF and BSS are Virginia chartered banks that offer a full range of banking services, principally to individuals and small to medium size businesses in their respective market areas.

Results of Operations

The Company experienced flat balance sheet expansion during the second quarter 1999, with total assets increasing $3.7 million, or .99%, over March 31, 1999 and $14.0 million, or 3.90%, over December 31, 1998. Growth was funded primarily with new interest bearing deposits, which reflected a $2.3 million, or .84%, increase during the second quarter 1999 and a $12.2 million, or 4.64%, increase during the first six months of 1999.

Deposits represent 98.5% of total liabilities of the Company, including non-interest-bearing checking accounts that represent 15.6% of total deposits on June 30, 1999.

Loan demand was moderate during the second quarter, evidenced by net loans increasing $7.8 million, or 3.65%, over March 31, 1999 and $12.9 million, or 6.19%, over December 31, 1998. Competition for loans intensified primarily relative to pricing as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company has been reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. Put another way, the risk / rate relationship continues to represent a major portion of the underwriting practices of the Company.

The Company maintained its practice during the second quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $24.0 million, 6.52% of average total assets. The quarter-end balance of $22.2 million represented a $6.1 million (or 21.56%) decrease from March 31, 1999 and a $7.4 million (or 24.97%) decrease from December 31, 1998. The Company purposely reduced the level of these overnight investments in an effort to enhance interest earnings. The majority of the decrease was employed in the purchase of investment securities (bonds). Yields in the bond market have been rising during recent months and reached levels not seen within the previous twelve months. Management has attempted to capitalize on higher yields, with greater call protection (early redemption privileges of the issuer), without unduly compromising balance liquidity. Liquidity planning, however, will be receiving a different level of scrutiny for the balance of the year for Year 2000 (Y2K) purposes, discussed further below.

The level of the investment account increased approximately $3.5 million (3.66%) during the second quarter 1999 and $19.4 million (24.2%) for the first half of 1999, ending the period at $99.7 million or 26.62% of total assets. The portfolio is comprised of 1% US Treasuries, 54% US Government Agencies and Mortgage-backed Securities, 36% State, County and Municipal governments, and 9% other debt and equity securities.

The Financial Accounting Standards Board (FASB) Statement 115 stipulated the way in which banks must classify and account for their securities portfolio, beginning with the first quarter of 1994. Securities are classified as investment securities held to maturity (HTM) when management has both the intent and the ability at the time of purchase to hold the securities until maturity. HTM securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for indefinite periods of time are classified as securities available for sale (AFS) and are marked to their respective market values at each financial reporting date, or at each month-end. AFS securities include securities that may be sold in response to changes in interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. The increased volatility of interest rates during the most recent quarter has caused a significant negative swing in the net unrealized loss in market value of the AFS segment of the portfolio. Although these securities are identified as AFS, management has never exercised a practice of selling securities prior to maturity, nor is there an identifiable liquidity need which would require such practices in the immediate future.

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

Since many types of bonds are callable or can vary in average life as rates change, the Company considers what effect this could have on market value, and thus, potential earnings. Duration and Modified Duration are used without negative convexity and, therefore, are not as accurate predictors of price change when dealing with bonds that can have variable principal payouts ("callables", "mortgages"). Negative convexity is used in conjunction with EMD and is useful when there is a chance of more than one average life or workout date (maturity/call date). It reflects the fact that with these type bonds, market prices will almost always decrease in value more than they increase given the same rate shift up and down. EMD and convexity, when used together, provide a close approximation of market price changes per 1% moves in interest rates. Negative convexity usually works against the bondholder in both higher and lower rate scenarios. Future investment strategies will attempt to position the Company where it is less exposed to either extreme call risk or extreme extension risk, and, thus reduce overall volatility of investment portfolio performance in terms of earnings and market value.

Allowance for Loan Losses / Provision for Loan Loss Expense

Asset quality is sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $5.1 million (2.29% of total outstandings). Included in the 30 day total is $570,000, which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $470,000 at June 30, 1999, which represented 0.21% of total outstanding loans and 17.97% of the loan loss reserve. Foreclosed properties totaled $169,000 at June 30, 1999, with potential losses expected to be minimal.

The Allowance for Loan and Lease Losses (ALLL) equaled $2.62 million at June 30, 1999, comfortably above the Company's overall target of 1.10% of total outstanding loans. Gross charge-offs for the quarter were $198,000, while total recoveries were $181,000. The provision for loan losses expense was $137,000 in the second quarter 1999 and $209,000 in the first half of 1999.

The provision reflects management's assessment of the adequacy of the ALLL to absorb losses inherent in the loan portfolio due to deterioration of borrowers' financial condition or changes in overall risk profile. Overall risk profile considers several factors, as appropriate, such as historical credit loss experience, current economic conditions, the composition of the total loan portfolio, and assessments of individual credits within specific loan types.

The Company uses a documented system for internal loan classifications to identify ongoing credit risk imbedded within the loan portfolio. Credit reviews are based primarily on analysis of borrowers' cash flows, with pledged collateral values and values of non-pledged borrower assets considered only as a secondary source of repayment. Management's overall credit review process assesses Year 2000 compliance / preparedness by borrowers. Utilizing the results of this system to test the adequacy of the ALLL also indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

Earnings

Net income for the second quarter 1999 decreased to $961,000, compared to $1,040,000 for the second quarter 1998 and $998,000 for the first quarter 1999.

Net interest income for the second quarter 1999 (tax equivalent interest income less interest expense) totaled $3.97 million, a 6.7% increase over the second quarter 1998. The Company continues to try to attract non-interest-bearing deposits to mitigate negative pressure on the interest rate spread between interest-earning assets and interest-bearing deposit liabilities. Until the action of July 1, 1999, by the Federal Reserve System to raise short-term interest rates, the general interest rate environment had been one of declining rates. During this period, including the second quarter of 1998 through the second quarter of 1999, average interest-sensitive asset yields have fallen faster than average interest-sensitive deposit costs. As a result, the 7.5% increase in interest income for the second quarter 1999 compared to second quarter 1998 was offset by an 8.6% increase in interest expense for the same period. The challenge to attract and retain consumer certificates of deposits in a falling interest rate environment has been the major cause of compression of net interest spreads. Non-bank investment alternatives persist in tempting and even luring consumers away from traditional bank deposits, as consumers express their reluctance to accept the full effect of the decline in interest rates. Therefore, the Company cannot always reduce the cost of funds in a one-to-one relationship with reductions of yields on earning assets during falling rate cycles.

Non-interest expense for the second quarter totaled $3.0 million, compared to $2.6 for the second quarter 1998. The primary contributors to the increase were salary and fixed asset depreciation expenses, which were associated with the opening, during the second half of 1998, of two branch offices by the Company's lead subsidiary Peninsula Trust Bank (PTB). PTB practices extended office hours and extensive computer automation in its branch network. Thus, each new office produces significant overhead expense even during the start-up phase. Historically, this has dampened earnings as PTB has opened new offices, even when opening only one office. The impact of two new offices, within ninety days of each other (July and October, 1998), has placed a more challenging burden on operating earnings. Additionally, the merger related integration of BOF and BSS into the Company's central data processing center involved substantial investment in capitalized fixed assets and upgraded computer equipment during the third and fourth quarters of 1998. This resulted in increased depreciation expense beginning in 1999. Thus, quarter over quarter comparisons of the second quarters of 1999 and 1998, reflect the full impact by second quarter 1999 of these improvements in technology.

Capital and Liquidity

Equity capital (net of accumulated other comprehensive income) at June 30, 1999 totaled $42.97 million, representing 11.48% of total assets. Cash stockholders' equity (Total Stockholders' Equity, before adjustments for unrealized gains or losses on AFS securities as described above) totaled $43.19 million for the same period, or 11.54% of total assets, compared to $41.9 million, 11.63% of total assets, on December 31, 1998. This amount of capital is more than adequate to support current operations, as well as future growth of the balance to levels approximating $475 million in total assets. The Company continues to attempt to expand the balance at a pace greater than the rate of internal capital generation, in an effort to improve return on equity and earnings per share.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 18.7% of total demand deposits at June 30, 1999. The Company, through two of its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. However, as discussed further below in the "Year 2000 Issue", liquidity planning in anticipation of potential increased demand for funds in the second half of this year (and more importantly the fourth quarter) will dictate more sophisticated analytical exercises and possibly greater levels of liquidity.

Future Plans

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. No definite date has been established for opening an office on this site. The Company also continues interviewing prospective candidates to staff a new relationship with UVEST for the sale of fixed and variable rate annuity products to enhance non-interest income. The Company has identified non-interest income as a critical component of its strategic planning and is, therefore, exploring various avenues to enhance this key element of future earnings.

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

The Company has completed the majority of its Y2K preparations as of June 30, 1999. Cash expenditures have not had a material effect on the Company's consolidated financial statements. The Company has formalized for all of its subsidiaries a corporate contingency strategy, discussed below. A formal liquidity plan has also been developed to address potentially unusual shifts in customer habits related to credit line utilization, deposit activity, and cash requirements. The following tables present the Company's overall progress of its mission critical applications.

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
--------------------------------------------------------------------------------------------------------------


The Company has an internal Y2K committee comprised of Senior Management, other officers, and staff under the direction of the Company's Executive Vice
President and Chief Financial Officer. The committee meets monthly and subsequently reports on its activities to the Board of Directors. The Board passed an omnibus resolution in 1998, committing all of the financial and human resources necessary to enable the Company to satisfactorily achieve Y2K readiness and to conduct normal operations beyond the century date change with minimal disruption to either the quantity or quality of customer service.

The Company's contingency strategy addresses risks associated with Y2K issues. These issues include remediation contingency plans, Y2K business resumption contingency plans, and event management plans. Remediation contingency covers the actions that may be required if the current approach to remediating a mission critical application is falling behind schedule or may not be completed when required. The Company has substantially completed its remediation contingency plans. The Company already had in place a documented and tested disaster recovery plan. This plan has been expanded and enhanced to incorporate the elements of the Y2K challenge. The Company substantially completed and implemented its business resumption contingency plan by June 30, 1999. The plan identifies core business processes and details each step in these processes for identification of alternate methods and means of completing such steps in the event of failure of current systems. Potential system failures are being studied for the varying effects of partial system failures compared to full system failures. Business impact analysis is being performed through the use of risk analysis worksheets to assess, among other things the probability of certain failures, the expected warning time, the consequences of such failure, and the weight that should be applied to system component failure in the overall operation of a specific system or department. An example of a core business process is taking a deposit. Each step of this process is being flowcharted to establish rudimentary, manual alternatives in the event of a failure of internal computer systems, loss of electrical power, or loss of telecommunication lines. Business resumption may also be dependent on backup or saved information from prior to year-end 1999. Therefore, all computer processing during December, 1999 will be amended to include changes in backup save routines, printing hardcopy reports normally only saved to optical disks, and rotation of backup media, to name a few. The Company is continuing direct communication with customers to minimize unwarranted public alarm that could cause serious problems for financial institutions.

The Company has adopted a formal Event Plan Handbook for guiding personnel through the periods prior to, during, and after the century date change. The handbook covers, but is not limited to, such critical issues as vacation policies, internal and external communication trees, rapid response teams, recovery response teams, media relations, facilities management, and physical security.

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

The Company previously had established a series of trigger dates associated with core application products that govern primarily the customer loan and deposit data bases. These applications address production of new and renewal loans and deposit accounts as well as maintenance of ongoing customer relationships. The trigger dates started November 30, 1998 and concluded on March 31, 1999. Through the various testing methods that management has selected to validate the readiness of these applications, management expects all current vendors will be Y2K ready and that the Company will continue to utilize all existing applications.

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

           On April 27, 1999, the Annual Meeting of Shareholders was held to elect directors for a term of three years each and to ratify the appointment by the Board of Directors of the firm of Yount, Hyde & Barbour, P.C. as the Company's independent auditors for the year ending December 31, 1999. The results of the votes on these matters are as follows:

           (1)    Election of Directors

                                                                                        Broker
                                               For         Against      Withheld       Non-Votes

                  Charles F. Dawson         3,382,124         0          29,161           0
                  William J. Farinholt      3,382,330         0          28,955           0
                  Harvey G. Pope            3,382,130         0          29,155           0
                  J. Russell West           3,382,130         0          29,155           0
                  Thomas Z. Wilke           3,382,227         0          29,058           0


           (2)    Ratification of Accountants
                                                                 Broker
                        For          Against      Withheld      Non-Votes

                       3,382,926      5,548        22,811          0

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


                                        ATLANTIC FINANCIAL CORP.


Date:  August 13, 1999               BY /s/ W. J. Farinholt
                                       ---------------------------------
                                        W. J. Farinholt, President & CEO


Date:  August 13, 1999               BY /s/ Kenneth E. Smith
                                       ---------------------------------
                                        Kenneth E. Smith, Exec. Vice President
                                        & Chief Financial Officer