Form 10QSB
period 1999-09-30
ATLANTIC FINANCIAL CORP
filed 1999-11-15
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285
                                                -------

                            ATLANTIC FINANCIAL CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             VIRGINIA                                   54-1809409
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                          737 J. Clyde Morris Boulevard
                          Newport News, Virginia 23601
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (757) 595-7020
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999.


                      Common stock, $5 par value--4,190,185
                      -------------------------------------

                                      INDEX

ATLANTIC FINANCIAL CORP.                                                Page No.

Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     September 30, 1999 and December 31, 1998                  3

                   Consolidated Statements of Income--
                     Nine months ended September 30, 1999 and 1998
                     Three months ended September 30, 1999 and 1998            4

                   Consolidated Statements of Stockholders' Equity--
                     Nine months ended September 30, 1999 and 1998             5

                   Consolidated Statements of Cash Flows--
                     Nine months ended September 30, 1999 and 1998             6

                   Notes to Consolidated Financial Statements             7 - 10

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 11 - 19

Part II.  Other Information:                                                  20

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

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                            ATLANTIC FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                        (Unaudited)            (Audited)
                                                        September 30,         December 31,
ASSETS:                                                     1999                  1998
                                                      ----------------     -----------------
    Cash and due from banks                              $   17 376           $   11 782
    Securities available for sale (at market value)          91 465               80 281
    Securities held to maturity (market value of
        $9,962 and $14,173, respectively)                    10 072               13 926
    Federal funds sold                                        3 889               29 524
    Loans, net                                              225 554              207 733
    Premises and equipment                                   10 623               10 703
    Other real estate owned                                     374                  212
    Other assets                                              7 233                6 142
                                                         ----------           ----------
          TOTAL ASSETS                                   $  366 586           $  360 303
                                                         ==========           ==========

LIABILITIES:
Deposits
    Non-interest bearing                                 $   46 279           $   49 291
    Interest-bearing                                        272 653              263 019
                                                         ----------           ----------
       TOTAL DEPOSITS                                       318 932              312 310
Short-term debt                                                 730                1 589
Other liabilities                                             3 873                3 275
                                                         ----------           ----------
          TOTAL LIABILITIES                                 323 535              317 174
                                                         ----------           ----------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par value per share;
     authorized 1,000,000 shares; no shares
     issued and outstanding                              $       --           $       --
    Common stock; $5 par value per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,190,185 and 4,168,941
     shares, respectively                                    20 950               20 845
    Stock Options                                                 4                    6
    Surplus                                                      --                   --
    Undivided profits                                        22 853               21 048
    Accumulated other comprehensive
      income, net                                              (756)               1 230
                                                         ----------           ----------
          TOTAL STOCKHOLDERS' EQUITY                         43 051               43 129
                                                         ----------           ----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                         $  366 586           $  360 303
                                                         ==========           ==========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        1999         1998          1999         1998
                                                        ----         ----          ----         ----
INTEREST INCOME:
Loans and Fees                                        $  5 375    $  5 139       $ 15 680    $ 14 722
Federal Funds Sold                                         191         214            781         711
Investment Securities                                    1 571       1 359          4 425       4 015
                                                      --------    --------       --------    --------
   Total Interest Income                                 7 137       6 712         20 886      19 448

INTEREST EXPENSE:
Interest on deposits                                     3 043       2 886          9 020       8 366
Interest on federal funds purchased
 and other borrowings                                       29          25             71          39
                                                      --------    --------       --------    --------
   Total Interest Expense                                3 072       2 911          9 091       8 405
                                                      --------    --------       --------    --------
   Net Interest Income                                   4 065       3 801         11 795      11 043

PROVISION FOR LOAN
AND LEASE LOSSES                                           136          89            345         375
                                                      --------    --------       --------    --------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                                      3 929       3 712         11 450      10 668

OTHER INCOME:
Service Charges & Fees                                     605         513          1 685       1 500
Securities Gains (Losses)                                   --          --              1           1
                                                      --------    --------       --------    --------
   Total Other Income                                      605         513          1 686       1 501

OTHER EXPENSES:
Salaries & Employee Benefits                             1 737       1 451          4 873       4 135
Occupancy Expenses                                         245         261            714         639
Furniture & Equipment Expenses                             413         310          1 243         876
Other Operating Expenses                                   775         891          2 292       2 311
                                                      --------    --------       --------    --------
   Total Other Expenses                                  3 170       2 913          9 122       7 961
                                                      --------    --------       --------    --------
Income Before Income Taxes                               1 364       1 312          4 014       4 208
Applicable Income Taxes                                    337         368          1 028       1 191
                                                      --------    --------       --------    --------
   Net Income                                         $  1 027    $    944       $  2 986    $  3 017
                                                      ========    ========       ========    ========

    Earnings Per Share, Basic                              .25         .23            .71         .73
                                                      ========    ========       ========    ========
    Earnings Per Share, Assuming
    Dilution                                               .24         .22            .70         .71
                                                      ========    ========       ========    ========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1999
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                                  Common     Stock              Retained   Comprehensive   Comprehensive
                                                  Stock     Options   Surplus   Earnings      Income          Income        Total
                                                  -----     -------   -------   --------      ------          ------        -----
                                                                                       >
Balance, January 1, 1999                         $20 845    $     6       - -    $21 048      $1 230                      $43 129
Comprehensive Income:
   Net Income                                        - -        - -       - -      2 986         - -         $ 2 986        2 986
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period net of tax of $(1,023)                                                                 (1 986)         - -
                                                                                                             -------
   Other comprehensive income, net of tax            - -        - -       - -        - -      (1 986)         (1 986)      (1 986)
                                                                                                             -------
   Total comprehensive income                        - -        - -       - -        - -         - -         $ 1 000          - -
                                                                                                             =======
Acquisition of common stock                          (22)                            (50)                                     (72)
Exercise of stock options                            127         (2)      - -        - -         - -                          125
Cash dividends                                       - -        - -       - -     (1 131)        - -                       (1 131)
                                                 -------    -------   -------    -------     -------                      -------
Balance, September 30, 1999                      $20 950    $     4   $   - -    $22 853     $  (756)                     $43 051
                                                 =======    =======   =======    =======     =======                      =======


Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              1999          1998
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $    2 986   $    3 017
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                941          573
     Provision for loan losses                                                    345          375
     Amortization of premiums, net                                                 76           48
     (Gain) on sale of securities available for sale                              (1)           (2)
     (Gain) on sale of other real estate owned                                   (14)           --
     (Gain) on sale of premises and equipment                                     (1)           (3)
     Changes in assets and liabilities:
       (Increase) decrease in other assets                                        225       (1 543)
       Increase (decrease) in other liabilities                                   790          (48)
                                                                           ----------   ----------
          Net Cash Provided by Operating Activities                        $    5 347   $    2 417
                                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) in loans                                                    (18 393)     (21 670)
   Purchase of securities available for sale                                  (31 722)     (23 010)
   Proceeds from sales of securities available for sale                         1 619          200
   Proceeds from calls and maturities of securities available for sale         15 835       13 440
   Purchase of securities held to maturity                                        - -       (5 682)
   Proceeds from calls and maturities of securities held to maturity            3 854        6 480
   Proceeds from sale of other real estate                                         79           --
   Purchase of premises and equipment                                            (798)      (3 513)
   Proceeds from sales of premises and equipment                                    1            3
                                                                           ----------   ----------
          Net Cash (Used In) Investing Activities                          ($  29 525)  ($  33 752)
                                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                    $    6 622   $   21 319
   Acquisition of common stock                                                    (72)          --
   Issuance of common stock                                                       125           --
   Net increase (decrease) in short-term borrowings                              (859)       2 392
   Cash dividends paid                                                         (1 679)        (640)
                                                                           ----------   ----------
            Net Cash Provided by Financing Activities                      $    4 137   $   23 071
                                                                           ----------   ----------

            Net Increase In Cash and Cash Equivalents                         (20 041)      (8 264)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                41 306       32 550
                                                                           ----------   ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   21 265   $   24 286
                                                                           ==========   ==========





Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    General

      The consolidated statements include the accounts of Atlantic Financial Corp. and its subsidiaries, Peninsula Trust Bank, Inc. (PTB) and United Community Bank (UCB). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

      The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                    September 30, 1999
                                                 ----------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                 ----------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  862             1              2         861
US Government Agencies & Corporations                29 953            34            912      29 075
Obligations of States & Political Subdivisions       30 153           210            502      29 861
Mortgage-backed Securities                           22 964             6            633      22 337
Corporate Debt Obligations                            4 599             2             87       4 514
Restricted Stock                                        647            --             --         647
Other Securities                                      3 432           935            197       4 170
                                                 ----------    ----------     ----------  ----------
                                                 $   92 610    $    1 188     $    2 333  $   91 465
                                                 ==========    ==========     ==========  ==========


    Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                    September 30, 1999
                                                 ----------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                 ----------------------------------------------------
                                                                (In Thousands of Dollars)
US Government Agencies & Corporations                 2 592             2             74       2 520
Obligations of States & Political Subdivisions        5 440            36             35       5 441
Mortgage-backed Securities                            2 040            --             39       2 001
                                                 ----------    ----------     ----------  ----------
                                                 $   10 072    $       38     $      148  $    9 962
                                                 ==========    ==========     ==========  ==========

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

    Securities available for sale at December 31, 1998 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                 ----------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  877             9             --         886
US Government & Federal Agencies                     25 938           321           (82)      26 177
States & Local Governments                           28 596           696           (55)      29 237
Mortgage-backed Securities                           15 148            97           (37)      15 208
Corporate Debt Obligations                            3 091            50            (6)       3 135
Restricted Stocks                                       698            --             --         698
Other Securities                                      4 069           881           (10)       4 940
                                                 ----------    ----------     ----------  ----------
                                                 $   78 417    $    2 054     $    (190)  $   80 281
                                                 ==========    ==========     ==========  ==========

    Securities held to maturity at December 31, 1998 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains         Losses        Value
                                                 ----------------------------------------------------
                                                                (In Thousands of Dollars)
US Government & Federal Agencies                      4 718            41            (4)       4 755
State & Local Governments                             6 493           199           (12)       6 680
Mortgage-backed Securities                            2 715            23             --       2 738
                                                 ----------    ----------     ----------  ----------
                                                 $   13 926    $      263     $     (16)  $   14 173
                                                 ==========    ==========     ==========  ==========


                                                      Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                    1999               1998
                                                 ----------         ---------
                                                  (In Thousands of Dollars)

Gross proceeds from sales of securities               1 619             1,535
                                                 ==========         =========
Gross Gains on Sale of Securities                         3                16
Gross Losses on Sale of Securities                        3                14
                                                 ----------         ---------
  Net Securities Gains (Losses)                          --                 2
                                                 ==========         =========

                            ATLANTIC FINANCIAL CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3.  Loans

    Major classifications of loans are as follows:

                                                                  September 30,        December 31,
                                                                      1999                 1998
                                                                   ---------             --------
                                                                       (In Thousands of Dollars)
Commercial                                                            29 790               30 105
Agriculture                                                            8 099                6 068
Real estate mortgage:
   Construction                                                       15 995               13 935
   Residential (1-4 family)                                           56 403               52 632
   Home Equity Lines                                                  16 946               15 939
   Commercial                                                         57 316               48 788
   Agricultural                                                        5 447                3 044
Loans to individuals for household,
 family and other consumer expenditures                               38 184               39 564
All other Loans                                                          670                  672
                                                                   ---------            ---------
                                                                     228 850              210 747
Less Unearned Income                                                   (585)                (590)
Less Allowance for Loan Losses                                       (2 711)              (2 424)
                                                                   $ 225 554            $ 207 733
                                                                   =========            =========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                 Nine Months      Nine Months
                                                   Ending           Ending        December 31,
                                                Sept 30, 1999    Sept 30, 1998        1998
                                                -------------    -------------        ----
                                                          (In Thousands of Dollars)
Balance, Beginning                                    2 424            2 430           2 430
Provision Charged Against Income                        345              375             477
Recoveries                                              215               87             110
Loans Charged Off                                       273              355             593
                                                 ----------       ----------       ---------
Balance, Ending                                  $    2 711       $    2 537       $   2 424
                                                 ==========       ==========       =========

Nonperforming assets consist of the following:

                                             September 30,         December 31,
                                                 1999                  1998
                                               --------              -------
                                                 (In Thousands of Dollars)

Nonaccrual Loans                               $  1 004              $   681
Restructured Loans                                   --                   --
                                               --------              -------
Nonperforming Loans                               1 004                  681
Foreclosed Properties                               374                  212
                                               --------              -------
Nonperforming Assets                           $  1 378              $   893
                                               ========              =======

Total loans past due 90 days or more and still accruing were $449 on September 30, 1999 and $559 on December 31, 1998.

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

                                                     September 30, 1999                   September 30, 1998
                                                     ------------------                   ------------------
                                                                  Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------
Basic Earnings Per Share                         4 187 711         $   .71            4 160 979       $   .73

Effect of dilutive securities:
  Nonemployee directors' stock options              20 897                               45 246
  Employee incentive stock options                  60 139                               71 263
                                                 ---------                            ---------

Diluted Earnings Per Share                       4 268 747         $   .70            4 277 488       $   .71
                                                 =========         =======            =========       =======


5.    Capital Requirements

      A comparison of the Company's capital as of September 30, 1999 with the minimum requirements is presented below:

                                                                      Minimum
                                               Actual               Requirements
                                               ------               ------------
Tier I Risk-based Capital                      16.87%                  4.00 %
Total Risk-based Capital                       17.94%                  8.00 %
Leverage Ratio                                 12.42%                  4.00 %

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

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

General
-------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp. (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report. The Company is the parent bank holding company for Peninsula Trust Bank, Incorporated (PTB) and United Community Bank (UCB), (the "Banks"). PTB and UCB are Virginia chartered banks that offer a full range of banking services through fifteen offices, principally to individuals and small to medium size businesses in their respective market areas. UCB is the successor to The Bank of Franklin
(BOF) and The Bank of Sussex and Surry (BSS). These latter two banks were merged effective August 26, 1999. The merger is expected to improve operating efficiencies of the combined entity.

Results of Operations
---------------------

During the third quarter, the Company's trade area experienced significant hurricane activity. In September, Hurricane Floyd caused severe flooding, particularly in Franklin, VA, where the Company's UCB Main Office was under more than four feet of water for more than a week. The office will likely be closed until the end of the year. The Company was covered by a flood insurance policy including both the building and its contents, plus extra expense coverage. Restoration efforts are already under way and a second office in Franklin that was not flooded is servicing the Main Office customers with little inconvenience.

The Company experienced balance sheet contraction during the third quarter 1999, with total assets decreasing $7.8 million, or 2.1% below June 30, 1999 and increasing $6.3 million, or 1.7% over December 31, 1998. Deposits represent 98.6% of total liabilities of the Company, including non-interest-bearing checking accounts that represent 14.5% of total deposits on September 30, 1999.

Loan demand was moderate during the third quarter, evidenced by net loans increasing $5.0 million, or 2.3%, over June 30, 1999 and $17.8 million, or 8.6%, over December 31, 1998. Competition for loans continued from the previous quarter, relative to pricing, as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company continues to be reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. While there are many signs of strength in the overall U.S. economy, there are also many signs of weakness in the local markets of the Company's trade area. Some local businesses are reducing hours of hourly workers, even though there are only limited actual layoffs. Therefore, the risk / rate relationship continues to represent a major portion of the underwriting practices of the Company.

The Company maintained its practice during the third quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $18.7 million, 5.1% of average total assets. The quarter-end balance of $3.9 million represented an $18.3 million (or 82.4%) decrease from June 30, 1999 and a $25.6 million (or 86.8%) decrease from December 31, 1998. Earlier this year, the Company had purposely reduced the level of these overnight investments in an effort to enhance interest earnings. The majority of the decrease was employed in the purchase of investment securities (bonds). However, in the current quarter, the decrease was primarily the result of two different factors. First, competition for certificates of deposits (CDs) intensified as many larger banks began offering premium rates as a part of their Year 2000 (Y2K) liquidity promotions. This occurred at the same time that UCB allowed some of its higher cost maturing CDs to be redeemed in an effort to reduce cost of funds. Secondly, the flooding caused by Hurricane Floyd resulted in reduced deposits among UCB's offices during the latter half of September, 1999. Several businesses in the flood-affected areas were inoperative for several days during this period, restricting their normal cash flow.

The level of the investment account increased approximately $1.9 million (1.9%) during the third quarter 1999 and $7.3 million (7.8%) for the first nine months of 1999, ending the period at $101.5 million or 27.7% of total assets. Yields in the bond market have been rising during recent months and reached levels not seen within the previous twelve months. Management has attempted to capitalize on higher yields, with greater call protection (early redemption privileges of the issuer), without unduly compromising balance sheet liquidity. The portfolio is comprised of 1% US Treasuries, 55% US Government Agencies and Mortgage-backed Securities, 35% State, County and Municipal governments, and 9% other debt and equity securities.

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

The Company uses earnings simulations, duration, and gap analysis to analyze and project future interest rate risk. The investment portfolio, specifically, is analyzed as to interest rate risk as well as call and extension risk. Call risk occurs when interest rates decline and additional principal dollars must be reinvested at lower interest rates. Extension risk occurs when interest rates increase and fewer principal dollars can be reinvested at higher interest rates. The timing and magnitude of principal return will determine the degree of call and extension risk.

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

Allowance for Loan Losses / Provision for Loan Loss Expense
-----------------------------------------------------------

Asset quality is sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $5.9 million (2.6% of total outstandings). Included in the 30 day total is $449,000, which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $1,004,000 at September 30, 1999, which represented 0.4% of total outstanding loans and 37% of the loan loss reserve. Foreclosed properties totaled $374,000 at September 30, 1999, with potential losses expected to be minimal.

The Allowance for Loan and Lease Losses (ALLL) equaled $2.71 million at September 30, 1999, comfortably above the Company's overall target of 1.1% of total outstanding loans. Gross charge-offs for the current quarter were $75,000, while total recoveries were $34,000. The provision for loan losses expense was $136,000 in the third quarter 1999 and $345,000 in the first nine months of 1999.

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

The Company uses a documented system for internal loan classifications to identify ongoing credit risk imbedded within the loan portfolio. Credit reviews are based primarily on analysis of borrowers' cash flows, with pledged collateral values and values of non-pledged borrower assets considered only as a secondary source of repayment. Utilizing the results of this system to test the adequacy of the ALLL also indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks. Management has been continuously monitoring credit quality relative to borrowers' readiness for the upcoming century date change. Although no significant deficiencies have been identified in any specific credit relationships, the Company has allocated a portion of the ALLL as "Year 2000" reserves. Even with this allocation, the ALLL exceeds management's desired level, indicating no need for more than normal expense provisions during the fourth quarter.

As mentioned above, the flooding associated with Hurricane Floyd has rendered many businesses to be fully or partially inoperable in part of the Company's market area. This could have a negative financial impact on some of the Company's borrowers. Management is carefully monitoring credits in the affected areas to quickly identify potential deterioration in credit quality. No substantial loss or deterioration has been reflected thus far. However, as acknowledged by the State Banking Commission, there may be instances requiring some level of forbearance with specific borrowers. This practice will not be done to delay recognition of problem assets, but to assist those borrowers who can recover from the flood with minor changes to their credit facility.

Earnings
--------

Net income for the third quarter 1999 increased to $1,027,000, compared to $944,000 for the third quarter 1998 and $961,000 for the second quarter 1999. After two consecutive quarters of flat or down earnings, the current quarter earnings per share (EPS) represented an up quarter. The current quarter's $.24 EPS was a $.02 per share increase over third quarter 1998 and $.01 per share over the second quarter 1999.

Net interest income for the third quarter 1999 (tax equivalent interest income less interest expense) totaled $4.25 million, a 7.1% increase over the third quarter 1998. The Company continues to try to attract non-interest-bearing deposits to mitigate negative pressure on the interest rate spread between interest-earning assets and interest-bearing deposit liabilities. Until the action of July 1, 1999, by the Federal Reserve System (Fed) to raise short-term interest rates, the general interest rate environment had been one of declining rates. The quarter saw the Fed raise rates a second time August 25, 1999. Each of the actions taken by the Fed resulted in a 0.25% increase in the Prime interest rate. The Company's balance sheet was positioned to benefit from these increases in short-term interest rates. As a result, the 6.3% increase in interest income for the third quarter 1999 compared to third quarter 1998 more than offset the 5.5% increase in interest expense for the same period. The Company's balance sheet asset liability mix should allow for a slower increase in interest expense compared to interest income in the current rate environment. Premium rates offered on Y2K deposits, discussed elsewhere, may slightly slow the improving trend in net interest earnings in the short-term, but general improvement is still projected. Non-bank investment alternatives persist in tempting and even luring consumers away from traditional bank deposits, as consumers express their reluctance to accept relatively low rate deposits, even with the slight increases of recent months.

Non-interest expense for the third quarter totaled $3.2 million, compared to $2.9 for the third quarter 1998. The primary contributors to the increase were salary and fixed asset depreciation expenses, which were associated with the opening, during the second half of 1998, of two branch offices by the Company's lead subsidiary, Peninsula Trust Bank (PTB). PTB practices extended office hours and extensive computer automation in its branch network. Thus, each new office produces significant overhead expense even during the start-up phase. Historically, this has dampened earnings as PTB has opened new offices, even when opening only one office. The impact of two new offices, within ninety days of each other (July and October, 1998), has placed a more challenging burden on operating earnings. Additionally, the merger and computer related integration of BOF and BSS into the Company's central data processing center in August and November, 1998, required substantial investment in capitalized fixed assets and upgraded computer equipment during the third and fourth quarters of 1998. This resulted in increased depreciation expense beginning in 1999. Thus, quarter over quarter comparisons of the third quarters of 1999 and 1998, reflect the full impact by third quarter 1999 of these improvements in technology.

Capital and Liquidity
---------------------

Equity capital (net of accumulated other comprehensive income) at September 30, 1999 totaled $43.1 million, representing 11.7% of total assets. Cash stockholders' equity (Total Stockholders' Equity, before adjustments for unrealized gains or losses on AFS securities as described above) totaled $43.8 million for the same period, or 11.9% of total assets, compared to $41.9 million, 11.6% of total assets, on December 31, 1998. This amount of capital is more than adequate to support current operations, as well as future growth of the balance to levels approximating $500 million in total assets without external augmentation of capital funds. The Company continues to attempt to expand the balance sheet at a pace greater than the rate of internal capital generation. This creates a leveraging effect on capital that should improve return on equity and earnings per share, thus, enhancing stockholder value.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 3.4% of total demand deposits at September 30, 1999. The investment portfolio also provides liquidity through actual and projected cash flows. The actual cash flows are provided through known maturities, while projected amounts are from anticipated principal reductions through early redemption calls and prepayments of mortgage backed securities. At level rates, cumulative cash flow projection over the next twelve months approximates $10 million. The Company, through its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. However, as discussed further below in the "Year 2000 Issue", liquidity planning in anticipation of potential increased demand for funds in the last quarter of this year will result in higher levels of short-term liquidity. Management has targeted some short-term deposit products to be offered at premium or bonus rates to bolster short-term liquidity. The two primary maturities to be used in the promotion are 182 days and 13 months. These products were created to induce depositors to take advantage of the premium rate, while not creating an unnecessarily long-term increase in cost of funds. The increase cost of funds will be exacerbated by the reduced yield on the employment of these funds to provide the necessary liquidity, thus, causing pressure on the net interest margin albeit short-term and by design.

Future Plans
------------

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. No definite date has been established for opening an office on this site. The Company recognizes the importance of growth, but has determined a greater need to absorb and assimilate some of its recent growth initiatives, discussed above. Immediate future focus will be on improving the efficiency ratio and earnings performance ratios.

The Company employed an individual in September, 1999 to staff a new relationship with UVEST for the sale of fixed and variable rate annuity products to enhance non-interest income, as well as attract potential new bank customers. The Company has identified non-interest income as a critical component of its strategic planning and is, therefore, exploring various avenues to enhance this key element of future earnings.


Year 2000 Issue
---------------

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

Internal Systems: Computer Hardware and Software

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

As a part of its normal disaster recovery plan (prior to any Y2K plans), the Company had installed generator power for its primary Bookkeeping, Item Processing, and Computer Data Processing Operations Center in Glenns, Va. Subsequently, the Company added generator power for its two remote item capture / check processing centers. The Glenns site is capable of operating not only data processing and bookkeeping functions, but also a full service banking branch office and the Company's Accounting Department. These efforts will enable the Company to meet customer needs in the case of a natural disaster with extended electrical power outages. In fact during the flood of Hurricane Floyd in September, 1999, the Company operated in a disaster mode that very much simulated disaster conditions that could be possible from Y2K, such as combinations power failures, loss of voice phone lines, and data circuit communication lines. The Company continued banking operations and satisfactory customer service with limited inconveniences. These disaster recovery and backup efforts will also complement Y2K business resumption plans in the case of a Y2K related interruption of electricity.

Based on the assessment described above, the Company's mainframe hardware (an IBM AS-400) and banking software are currently Y2K compliant. The Company's core data processing package is currently installed in more than 200 banks across the country. The vendor of this software, Jack Henry & Associates (JHA) has completed their testing of the software and distributed the software release to provide for Y2K compliance. However, JHA facilitated a process for independent user group testing in order for the user banks to test their live customer data files in a non-production test environment. Members of the Federal Reserve System, FDIC, and OCC met JHA management to discuss and review the process of User Group Testing. The regulatory authorities, while unable to issue an approval of the specific JHA plan, did specify that User Group Testing was an acceptable method for testing Y2K readiness. The Company was one of the users selected for the user group testing. This test was conducted in December 1998. Total cost to the Company including the vendor's certification, third party certification of the vendor's testing, user group testing and third party certification of the latter's test was less than $10,000. Considerable planning went into the writing of test scripts to assess the impact of the century date change on the processing of transactions that affected date sensitive data fields as well as interest accruals. These transactions were processed on a mainframe on which the system date had been advanced to January 01, 2000. Normal daily processing was conducted throughout the first quarter of 2000. All test transactions were considered successful as related to Y2K. It is also important to note that JHA Liberty Banking System received an ITAA*2000 certification from the Information Technology

Association of America indicating it meets the information technology industry's best software development practices for addressing the Year 2000 issue.

UCB had previously been operating a non-Y2K ready core data processing system. It was converted to the JHA Liberty product discussed above in 1998 and is processed in the Company's centralized data center.

Certain other systems were determined to require replacement or modification to properly function in the year 2000. The replacement / modification process has been coordinated with third party vendors of these systems and is virtually complete as of the end of the current quarter.

The Company utilizes an extensive network of personal computers (PCs) in its daily operations. With the rapid changes in technology in the past 10 years, the Company adopted a philosophy more than five years ago that acknowledged that the average useful life of PCs was in the three-to four-year time range. Having embraced this philosophy previously, replacement of PCs is a part of routine hardware planning. Currently, all of the Company's PCs are considered Y2K compliant. Total historical and future costs directly associated with the Y2K project are expected to approximate $225,000 - $250,000 (approximately 6.25% of projected 1999 net income).

Customer / Public Relations Issues

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

The Company has been pro-actively involved with public information and education programs to assist customers in satisfying themselves that their banks are safe. These programs have been coordinated with other banks as well as the Virginia Association of Community Banks and includes a cable TV advertising program describing some of the preparations performed by banks as a group. The Company has also issued substantial amounts of direct correspondence to its customer base. The Company has developed a cash withdrawal policy for customers to require customers to acknowledge certain risks (physical and financial) to reduce unnecessarily chaotic, irrational, or unreasonable practices by customers. Total estimated costs in the areas should be less than $10,000.

Summary

The Company has completed the majority of its Y2K preparations as of 1999. Cash expenditures have not had a material effect on the Company's consolidated financial statements. The Company has formalized for all of its subsidiaries a corporate contingency strategy, discussed below. A formal liquidity plan has also been developed to address potentially unusual shifts in customer habits related to credit line utilization, deposit activity, and cash requirements. The following tables present the Company's overall progress of its mission critical applications.

 Year 2000 Plan - Planned Number of Mission Critical Applications In Each Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Assessment              9         6         2         1         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Renovation              3         6         7         8         5         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Validation              -         -         3         3         7         9         -        -         -
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         3        12        12        12
--------------------------------------------------------------------------------------------------------------
TOTAL                   12        12       12        12         12        12       12        12        12
--------------------------------------------------------------------------------------------------------------

           Year 2000 Plan - Planned Percentage of Completion by Phase

                                 Year 2000 Plan
--------------------------------------------------------------------------------------------------------------
Phase                12/31/97  3/31/98   6/30/98   9/30/98   12/31/98  3/31/99   6/30/99  9/30/99   12/31/99
--------------------------------------------------------------------------------------------------------------
Awareness               -         -         -         -         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Assessment              75        50       17         8         -         -         -        -         -
--------------------------------------------------------------------------------------------------------------
Renovation              25        50       58        67         42        75        -        -         -
--------------------------------------------------------------------------------------------------------------
Validation              -         -        25        25         58        25        -        -         -
--------------------------------------------------------------------------------------------------------------
Implementation          -         -         -         -         -         -        100      100       100
--------------------------------------------------------------------------------------------------------------
TOTAL                  100       100       100       100       100       100       100      100       100
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

The Company has adopted a formal Event Plan Handbook for guiding personnel through the periods prior to, during, and after the century date change. The handbook covers, but is not limited to, such critical issues as vacation policies, internal and external communication trees, rapid response teams, recovery response teams, media relations, facilities management, and physical security. The Event Plan is "process" driven and includes extensive checklist verification and validation activities for January 1,

2000. These practices are designed to enhance smooth operations for the first normal business day, Monday, January 3, 2000.

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

Forward Looking Statements
--------------------------

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


                                       ATLANTIC FINANCIAL CORP.


Date:  November 15, 1999               BY /s/ W. J. Farinholt
                                          -------------------------------------
                                          W. J. Farinholt, President & CEO


Date:  November 15, 1999               BY /s/ Kenneth E. Smith
                                          -------------------------------------
                                          Kenneth E. Smith, Exec. Vice President
                                          & Chief Financial Officer