Form 10KSB
period 1999-12-31
ATLANTIC FINANCIAL CORP
filed 2000-03-30
CIK 1021921

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                         Commission File Number 0-21285

                             ATLANTIC FINANCIAL CORP
     ----------------------------------------------------------------------
                 Virginia                              54-1809409
     ----------------------------------------------------------------------
         (State or other jurisdiction           (IRS  Employer ID number)
             of incorporation)


                         737 J. Clyde Morris Boulevard,
      Newport News, Virginia                              23601
     ======================================================================
          (Address of principal offices)             (Zip Code)


                Registrant's telephone number including area code
                                  (757)595-7020
     ----------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange
                    Title of Each Class        on which registered
             Common stock, $5 par value        NASDAQ Stock Market
     ----------------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                                      None
     ----------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
 Yes   X   No
     -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

Registrant's revenues for the fiscal year ended December 31, 1999: $30,423,642

The aggregate market value (based on a sale price of the stock of $14.00) of Atlantic Financial Corp voting stock held by non-affiliates as of March 15, 2000 was $50,226,386.

As of March 15, 2000, Atlantic Financial Corp has 4,177,585 shares of Common Stock $5 Par Value outstanding.

The Proxy Statement of the annual meeting of shareholders to be held April 25, 2000 is incorporated by reference in Part III of this Form 10-KSB.


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

Form 10-KSB Cross-Reference Index
--------------------------------------------------------------------------------
Companies have been encouraged by the Securities and Exchange Commission ("SEC") to combine their Annual Report to Shareholders and Form 10-KSB Annual Report into a single document. This Form 10-KSB Annual Report incorporates by reference certain information contained in the Annual Report to Shareholders, as is reflected in the following Cross-Reference Index. However, only those sections of the Annual Report to Shareholders referred to in the Cross Reference Index below are to be deemed "filed" with the SEC as part of this Form 10-KSB Annual Report.

                                                                          Page
Part I
Item 1.      Business........................................................2
Item 2.      Properties......................................................2
Item 3.      Legal Proceedings............................................None
Item 4.      Submission to Matters to a Vote of Security Holders..........None

Part II
Item 5.      Market for Common Equity and Related Stockholder Matters........3
Item 6.      Management's Discussion and Analysis.........................5-16
Item 7.      Financial Statements........................................17-39
Item 8.      Changes In & Disagreements With Accountants on
             Accounting and Financial Disclosure..........................None
Part III
Item 9.      Directors, Executive Officers, Promoters and
                  Control Persons, Compliance With Section 16(a) of the Exchange Act (1)
Item 10.     Executive Compensation. (1)
Item 11.     Security Ownership of Certain Beneficial Owners and Management. (1)
Item 12.     Certain Relationships and Related Transactions. (1)
Item 13.     Exhibits and Reports on Form 8-K
             (a) Exhibits (2)
             (b) Reports on Form 8-K (2)

(1) This information is omitted pursuant to Instruction G of Form 10-KSB since the Registrant intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1999.
(2) A list of Exhibits was filed separately. Copies of any Exhibits not contained herein may be obtained by writing to Kenneth E. Smith, Secretary, Atlantic Financial Corp, 737 J. Clyde Morris Boulevard, Newport News, VA 23601.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Financial Corp       W. J. Farinholt,            Kenneth E. Smith,
(Registrant)                   President and       Executive Vice President and
                          Chief Executive Officer     Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Joseph A. Lombard, Jr.       W. J. Farinholt,           Kenneth E. Smith,          A Majority of the Directors of the Registrant
Chairman of the Board         President and        Executive Vice President and           whose names appear on page 42.
                          Chief Executive Officer     Chief Financial Officer

--------------------------------------------------------------------------------

Greetings to fellow shareholders:
--------------------------------------------------------------------------------

Atlantic Financial Corp's (the "Company") first full year of operations after the merger of Mid-Atlantic Community BankGroup and United Community Bankshares was both rewarding and challenging. Financial results for the Company included asset growth of $23.0 million (6.4%) over 1998. Pre-tax net income increased in 1999 to $5.3 million from $5.1 million in 1998. After-tax net income for 1999 of $3.9 million represented a 7.6% increase from 1998. This translated into $.92 per share, diluted, in 1999 versus $.86 per share in 1998.

We brought the strengths of two holding companies together and have begun to accent and expand their respective influences over the combined entity. In August 1999, two of the Company's subsidiaries, The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), were merged under the name of United Community Bank ("UCB"). This combination has already demonstrated enhanced efficiencies in several backroom operations in the check processing and bookkeeping areas. Having already implemented uniform data processing, common policies have been adopted for most operational areas. Developing uniform procedures in the future will further insure consistent customer service throughout the Company and improve employee efficiency.

It has been said that there is no progress without change, but not all change is progress. This past year was ushered in with planned and desired change, unplanned but anticipated change, as well as planned, but unwanted change. The December 1998 merger (above) included many expected and planned for changes associated with improving the efficiency of internal operations.

We reported to you last year that we signed a contract with UVEST to expand our product line to include limited securities brokerage services. We began offering these services in the fourth quarter of 1999 through our entire fifteen office network, as well as the offices of our mortgage affiliate Johnson Mortgage Co., LLC. We are quite encouraged by the initial reception to the offering of these alternative financial products by our core customer base. We also expect to attract new banking customers through this product line and to enhance non-interest income.

Y2K! The century date change was change for which no one had a choice. It would occur whether planned for or not. To describe it as "much ado about nothing" would be grossly inaccurate. While no catastrophic occurrences were documented throughout the world, many hours of testing and planning were the reason. Your Company spent approximately $200,000 in this effort. But this dollar amount does not adequately quantify the negative impact on overall personnel performance, including substantial hours of overtime. Many staff members were actively involved in the Y2K planning effort, while continuing to maintain routine banking responsibilities. Indeed, even the Board of Directors had a significant amount of their attention claimed by the event planning. The end result was a smooth New Year's weekend with only minor glitches associated with date sensitive issues. The Y2K effort will continue throughout the coming year, but with only a core group of employees, greatly reduced in size.

Disaster! Every company includes disaster recovery as part of its business plan. To ignore such a grave possibility could be professional suicide. There is no better test for disaster recovery than a legitimate disaster. HOWEVER, no one would ever volunteer to participate in an actual disaster. Hurricane Floyd ripped up the Atlantic Coast in September 1999, pounding North Carolina and Virginia with record breaking rainfall and flooding that resulted in personal and corporate calamity. As the nation watched, businesses and individuals tried to put their lives back together. The city of Franklin was the most severely affected in the Company's trade area, suffering flood levels of four to eight feet for a period of more than a week. Sound disaster recovery planning benefited the Company with minor operational disruption.

The Company's Franklin office remains closed, having seen the entire first floor of the branch destroyed by floodwaters. Management expects to reopen the branch in the second quarter of 2000. The Company was one of only a few Franklin businesses with flood insurance coverage. In addition, the Courtland Operations Center was victimized by severed data communication lines for approximately two weeks. The Company used its Glenns Operations Center to perform check processing, normally accomplished in the Courtland Center. Staff proved to be up to the challenge, but clearly, was somewhat hampered in overall efficiency. We are grateful for the hard work and sacrifice offered by a dedicated team of employees.

Change! We experienced it and we are better for it. But, as with the price of a college education today, our growth through change included a substantial cost. This presented a special challenge in the face of a stock market mentality that fled from more traditional investments to pursue the glamorous "tech" stocks. The banking sector as a group has suffered severe pressure on stock values, with earnings multiples declining 25-50%. Little can be done to direct the market's attitude toward the banking sector. The Company is, however, aggressively pursuing steps to enhance earnings to position itself among the elite financial institutions.

The directors approved a share repurchase plan on January 27, 1999, authorizing the repurchase of up to 100,000 shares of common stock. In 1999, the Company purchased 6,100 shares at a price of $99,744. Through March 15, 2000, 14,600 additional shares have been repurchased for $189,300. The long-term impact should be positive, both in terms of an accretive effect on earnings per share and investment community confidence in the Company's stock.

We thank you for your continued support and earnestly solicit your business and your suggestions.

Sincerely,

/s/ W. J. Farinholt                                  /s/ J Lombard

W. J. Farinholt                                      Joseph A. Lombard, Jr., DDS
President & CEO                                      Chairman of the Board

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Atlantic Financial Corp ("AFC") is the parent bank holding company for Peninsula Trust Bank, Incorporated ("PTB") and United Community Bank ("UCB") (the "Banks"). PTB and UCB are Virginia chartered banks that offer a full range of banking services, principally to individuals and small to medium size businesses in their respective market areas. The Company owns a 51% membership interest in Johnson Mortgage Company, LLC ("JMC"). JMC is a Virginia limited liability company organized in March 1997. On April 1, 1998, the Company purchased a 50% interest in JMC and subsequently, on April 1, 1999, purchased an additional 1% interest. JMC is engaged in the mortgage brokerage business in which it originates, closes and immediately sells mortgage loans and related servicing rights to permanent investors.

Peninsula Trust Bank, headquartered in Gloucester, Virginia, operates seven full-service banking offices located in Gloucester, Williamsburg, Charles City County, Newport News, Glenns and Mattaponi, Virginia. PTB was organized and chartered under the laws of the Commonwealth of Virginia on March 14, 1989 and commenced operations on July 20, 1989. Peninsula Trust Bank's operations are directly affected by the monetary and banking policies of various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Bureau of Financial Institutions of the Virginia State Corporation Commission. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities. PTB is a member of the Federal Reserve Bank of Richmond and The Federal Home Loan Bank of Atlanta. PTB offers a broad range of financial services including a variety of loan and deposit services, personal lines of credit, equity lines, credit cards and merchant accounts. PTB had 116 full-time equivalent employees on December 31, 1999.

United Community Bank, headquartered in Franklin, Virginia, is the successor to The Bank of Franklin ("BOF") and The Bank of Sussex and Surry ("BSS"), which were merged effective August 27, 1999. UCB operates eight full-service banking offices located in Franklin, Suffolk, Courtland, Newsoms, Wakefield, Ivor and Surry, Virginia. BOF was organized and chartered under the laws of the Commonwealth of Virginia on July 8, 1970 and commenced operations on February 4, 1971. BSS was organized and chartered under the laws of the Commonwealth of Virginia on April 12, 1902 and commenced operations on July 31, 1902.

The successor UCB is a State nonmember bank. The Bank is insured by the Federal Deposit Insurance Corporation and is subject to regulation, supervision and examination by various regulatory authorities. UCB is a member of The Federal Home Loan Bank of Atlanta. UCB has applied for and expects to become a member of the Federal Reserve System through the Federal Reserve Bank of Richmond, placing it under the same federal regulatory supervision as PTB. UCB provides a wide range of financial services, principally to individuals and to small and medium size business, including individual and commercial demand, savings, and time deposit accounts, ATM services, sales of US Savings bonds, collection items and official checks. UCB also offers a wide array of real estate products including a long-term fixed rate mortgage product that is sold in a secondary market. UCB is authorized to provide trust services, but does not currently do so. UCB had 78 full-time equivalent employees on December 31, 1999.

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

The banking industry is competitive in the Company's market area. There are approximately 18 banks and 4 savings banks with local deposits as of June 30, 1999 of $2.0 billion, within the primary trade areas of its subsidiary banks.

PROPERTIES
--------------------------------------------------------------------------------

The principal office of Peninsula Trust Bank is located at 7171 George Washington Memorial Highway, Gloucester, Virginia. At December 31, 1999, PTB conducted business from seven locations, all of which are owned. The Company's Data Processing Center is housed in the same building as PTB's Glenns branch office.

The principal office of United Community Bank is located at 100 East Fourth Avenue, Franklin, Virginia. At December 31, 1999, UCB conducted business from eight locations, seven of which are owned and one of which is leased. UCB also owns property located on 535 County Drive, Wakefield, Virginia, on which it owns a stand-alone ATM facility. The Operations Center, including the proof department and item processing for UCB is housed in leased space in Courtland, Virginia.

The principal office of Johnson Mortgage Company is located at 739 Thimble Shoals Boulevard, Newport News, Virginia. At December 31, 1999, JMC conducted business from six locations, all of which are leased. JMC leases office space from PTB in Gloucester and Williamsburg, Virginia and from UCB in Franklin, Virginia.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

There is only one class of equity securities outstanding, common stock, with a par value of $5.00 per share. The capital stock is registered pursuant to the Securities and Exchange Act of 1934, Section 12(g) of the Act. As of December 31, 1999, there were 1,736 holders of record of the Company's common stock.

The following table sets forth, for the quarters indicated, the high and low closing prices for AFC Common Stock on the Nasdaq SmallCap Market.

                                High                            Low
--------------------------------------------------------------------------------
1999
Fourth Quarter                $ 18.25                         $ 14.63
Third Quarter                   19.00                           15.50
Second Quarter                  18.00                           14.75
First Quarter                   19.00                           15.25

1998
Fourth Quarter                $ 19.50                         $ 15.75
Third Quarter                   21.50                           18.00
Second Quarter                  24.00                           20.00
First Quarter                   23.00                           16.25

1997
Fourth Quarter                $ 16.00                         $ 12.00
Third Quarter                   12.75                           11.50
Second Quarter                  13.00                           11.50
First Quarter                   13.00                           11.50


--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
At and for the Year Ended December 31,


(Dollars in thousands, except per share data)            1999             1998             1997             1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
EARNINGS STATEMENT DATA:
   Interest income                                 $    28,221      $    26,263      $    23,738      $    21,071     $    17,684
   Interest expense                                     12,264           11,372           10,125            9,108           7,630
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                  15,957           14,891           13,613           11,963          10,054
   Provision for loan losses                               505              477              476              481             471
   Noninterest income                                    2,203            2,082            1,716            1,501           1,220
   Noninterest expense                                  12,376           11,386            9,433            8,117           7,075
-----------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                            5,279            5,110            5,420            4,866           3,728
   Income taxes                                          1,339            1,448            1,360            1,409             990
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                      $     3,940      $     3,662      $     4,060      $     3,457     $     2,738
===================================================================================================================================
PER SHARE DATA: (1)
   Net income, basic                               $      0.94      $      0.88      $      1.02      $      0.90     $      0.78
   Net income, diluted                                    0.92             0.86             1.00             0.88            0.77
   Cash dividends                                        $0.38      $      0.37      $      0.25      $      0.13     $      0.06
   Basic weighted average shares
    Outstanding                                      4,188,319        4,162,044        3,979,027        3,855,066       3,515,042
   Diluted weighted average shares
    Outstanding                                      4,268,871        4,270,957        4,055,268        3,917,372       3,555,152
   Book value at period end                        $     10.27      $     10.35      $      9.70            $8.67     $      8.06
BALANCE SHEET DATA:
   Total Assets                                    $   383,309      $   360,303      $   315,257      $   286,312     $   251,591
   Loans, net                                          223,513          207,733          185,690          167,932         135,737
   Investment securities                                99,716           93,923           83,493           83,687          82,658
   Deposits                                            335,046          312,310          271,928          250,311         218,329
   Stockholders' equity                            $    43,038      $    43,129      $    40,309      $    33,411     $    31,088
PERFORMANCE RATIOS:
   Net interest margin(2)                                 4.85%            5.04%            5.17%            5.15%           5.04%
   Return on average assets                               1.07%            1.10%            1.37%            1.32%           1.24%
   Return on average equity                               9.05%            8.89%           11.32%           10.85%          10.20%
   Dividend payout                                       40.41%           38.64%           24.51%           14.44%           7.69%
   Efficiency ratio(3)                                   65.37%           64.64%           59.46%           57.71%          60.55%
ASSET QUALITY RATIOS:
   Allowance for loan losses to period
    End loans                                             1.18%            1.15%            1.29%            1.36%           1.53%
   Allowance for loan losses to
    Nonperforming assets                                  2.25x            2.71x            2.83x            4.57x           3.52x
   Nonperforming assets to period end
    Loans and foreclosed properties                       0.52%            0.42%            0.45%            0.31%           0.44%
   Net charge-offs to average loans                       0.12%            0.24%            0.20%            0.18%           0.37%
CAPITAL AND LIQUIDITY RATIOS:
   Leverage                                              11.41%           11.64%           12.49%           11.77%          12.28%
   Risk Based Capital Ratios:
    Tier 1 capital                                       16.99%           16.67%           18.56%           16.64%          19.14%
    Total capital                                        18.04%           17.82%           19.73%           17.81%          20.41%
   Average loans to average deposits                     68.69%           69.77%           70.35%           67.98%          66.97%

(1) Amounts have been restated to reflect a two-for-one stock split of MACB in March 1998.
(2) Net interest margin is calculated as fully taxable equivalent net interest income divided by average earning assets and represents the Company's net yield on its earning assets.
(3) Efficiency ratio is computed by dividing non-interest expense less foreclosed property expense by the sum of fully taxable equivalent net interest income and non-interest income, net of securities gains or losses.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

Forward looking Statements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp as of the dates and for the periods indicated. This discussion should be read in conjunction with the Selected Financial Data, the Company's Consolidated Financial Statements and the Notes thereto, and other financial data appearing elsewhere in this report.

The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries, Peninsula Trust Bank and United Community Bank, the successor of the merger of The Bank of Franklin and The Bank of Sussex and Surry. Contributions from the Company's 51% membership interest in Johnson Mortgage Co. LLC are also reflected in the financial results. The Company's existence originated during the third quarter of 1996 as Mid-Atlantic Community BankGroup, Inc. ("MACB"); however, PTB was the Company's only subsidiary, representing more than 99% of the Company's activities for 1996 and 1997. Effective December 1, 1998, the merger of MACB and United Community Bankshares was consummated and therefore, comparative discussions of consolidated financials reflect the merger.

Overview

Net income of $3.9 million in 1999, was a 7.6% increase from 1998 net income of $3.7 million. On a pre-tax basis, net income for the current period was $5.3 million compared to $5.1 million. Earnings per share (EPS) on a fully diluted basis were $.92 in 1999 compared to $.86 in 1998. Profitability as measured by return on average stockholders' equity was 9.05% in 1999 compared to 8.89% in 1998. Certain unusual and non-recurring expenses associated with Y2K preparedness and the flood of September 1999, yielded less than desired earnings. Additionally, some expenses related to the December 1998 merger were not reflected until 1999. These combined expenses approximated $400,000, or 10% of net income. The taxable effect equaled $.06 per share or 6.5% of total diluted EPS.

A meaningful measure of resource efficiency is the Company's return on average assets (ROA). This measure was 1.07% for 1999 compared to 1.10% for 1998. Both of these figures compare favorably to an industry wide benchmark of 1.00%.

Results of Operations

The Company's commercial banking subsidiaries continue to represent the majority of overall operations. They operate by attracting deposits from the general public and employing such deposit funds in the purchase of investment securities and the making of commercial, consumer, and residential construction and permanent mortgage real estate loans. Revenues are derived principally from interest on loans and investments. The Company's major expense is interest paid on deposits. Results of operations depend primarily on the level of net interest income, which is the interest and fees earned on loans plus investment interest minus interest paid on deposits and short-term borrowings. Thus, net interest income is reflective of yields received in interest-earning assets and the rates paid on interest-bearing liabilities. Other sources of revenue include non-interest income from such things as service charges on deposit accounts and safe deposit box rentals. In the non-banking arena, JMC weathered the negative effect of rising interest rates on mortgage production represented by refinancing activities. JMC was able to maintain stable levels of production from purchase money mortgages, even when the refinance market collapsed due to unattractive rates. This actually represented an increase in purchase money production and allowed JMC to preserve profitability (discussed below), more than adequately covering fixed overhead costs.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

Net Interest Income

Total interest and fee income from loans and investments for 1999 was $28.2 million compared to $26.3 million in 1998, a 7.5% increase. This was accomplished through an increase in total average earning assets from $308.4 million for 1998 to $343.7 million for 1999. As a percentage of average total assets, the earning assets component was relatively constant, declining slightly from 92.99% in 1998 to 92.96% in 1999. Total interest expense increased $0.9 million (7.8%) in 1999 to a total of $12.3 million.

Net interest income (tax equivalent interest income less interest expense) increased $1.1 million (7.2%) in 1999. The net interest margin ratio (tax equivalent net interest income expressed as a percentage of average earning assets) declined to 4.85% in 1999 from 5.04% in 1998. Multiple factors contributed to this decline. While cost of funds declined 14 basis points, yield on earning assets declined 32 basis points. On the deposit side, the Company had many renewing certificates of deposit (CDs) during the year which should have repriced downward by as many as 140 basis points. However, in order to retain the CDs (and related accounts in the relationship), the Company was forced, in many cases, to reduce the cost of funds by as little as 50 basis points. The decline in asset yields was two-fold. First, higher coupon bonds with "call" features were called with re-investment opportunities at lower yields. Second, three year and five year adjustable rate mortgage (ARMs) loans that re-priced in 1999 did so at predominantly lower yields. The Company typically experiences asset re-pricing in a one-to-one relationship with bank related market rates. However, deposit rates' relationship to general banking market rates is more cloudy and not as typically one-to-one.

The banking industry, as a whole, continues to experience shrinking interest margins. Competition for sources of funds from an ever-expanding cadre of non-bank players remains intense. The stock market experienced record breaking surges in both value and activity. The pursuit of these attractive yields has resulted in a shift of depositor mentality, causing them to squeeze levels of liquid funds (checking and savings account balances) to lower levels. CD customers have also aggressively sought financial product alternatives, forcing banks to bid more aggressively for these funds. As reported in previous communications, the Company included as part of its Y2K liquidity planning a promotional CD program that included premium interest rates. Competition for consumer loans, particularly vehicle and mortgage related (equity line) products continues to be impacted by non-bank players also, resulting in downward pressure on pricing tactics.

Non-interest Income

Total non-interest income in 1999 was $2.2 million a 5.8% increase over $2.1 million the previous year. The primary source of non-interest income in prior years has been service charges and fees related to deposit accounts. Service fees are continually under review for the possibility of upward adjustment. The Company adjusted fees associated with the use of its automated teller machines
(ATMs) and should experience increased revenues from foreign card use at its ATMs. The Company will continue its efforts to control what customers perceive as nuisance charges to maximize its competitive position, although the ability to maintain consistent profit levels will require greater contributions from non-interest income to offset future pressure on net interest income. The consummation of the Company's purchase of 51% interest in JMC continued to pay dividends, contributing $106,000 to net income in 1999. The Company also conducts certain investment brokerage services through its contractual relationship with UVEST. Activities from this relationship commenced in the fourth quarter of 1999 and did not contribute any income in 1999. A developing book of business is expected to deliver earnings contributions in 2000.

Non-interest Expense

Total non-interest expense totaled $12.4 million in 1999, up from 1998's $11.4 million (or an 8.7% increase). Two encouraging points of note are: first, the rate of increase compares favorably to a 20.7% increase between 1997 and 1998; second, the 1999 amount includes several items of a non-recurring nature. Between 1997 and 1998, the Company experienced a substantial increase in the purchase of capitalized fixed assets. The purchases were associated with computer software conversions, the opening of two new bank branches, relocating another branch, and the purchase of real estate for future expansion. The software purchases were part of overall Y2K preparedness as well as an effort to improve customer service and employee efficiency in the areas of ATM processing, check processing, statement rendering, and research. The total fixed asset increase was $2.9 million, with varying depreciable lives and significant installation costs, plus increases in depreciation and maintenance expenses. Between 1998 and 1999, the $1.0 million increase reflected approximately $400,000 in unusual and non-recurring expenses. Primary components of this amount were merger-related expenses approximating $100,000, Y2K expenses approximating $200,000, and flood related expenses from Hurricane Floyd in excess of $50,000. Not only was the 1999 increase more appropriate relative to a growing operation, but the unusual nature of 40% of the increase, points favorably to future earnings through stabilizing non-interest expense.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

Financial Condition

The Company experienced a year of moderate growth as total assets increased to $383.3 million, representing a $23.0 million increase, or 6.4% over year-end 1998. The primary source of this growth was an increase in total deposits of $22.7 million (7.3%). Employment of these new resources was accomplished through increases in the loan portfolio and investment securities account of $15.8 million (7.6%) and $5.8 million (6.2%), respectively. Loan demand was stable throughout 1999, although not as strong as in previous years.

Provision / Allowance for Loan Losses & Asset Quality

During 1999 the Company provided $505,000 to the allowance for loan and lease losses (ALLL). This represents an increase of $28,000 over 1998. At year-end 1999 the reserve equaled $2.7 million, a sound 1.18% of outstanding loans. Non-performing assets at year-end totaled $1,182,000. All other delinquencies on which interest is still accruing are considered at manageable levels with more than adequate coverage through the ALLL. Net charge-offs for 1999 were $266,000 compared to $483,000 in 1998. Credit decisions continue to be based on the borrower's cash flow, the value of underlying collateral, and the integrity of the borrower. The economy, both nationally and locally, has enjoyed an extended recovery/growth cycle. Yet personal and small business bankruptcies have reflected a disturbing growth trend. Although the Company has not been materially "victimized" by this bankruptcy trend, management continues to focus its attention toward strengthening underwriting standards and the importance of a meaningful loss reserve.

The Company uses a formalized loan review program and credit risk rating system designed to provide an early recognition and warning vehicle for more accurate and timely evaluation of the adequacy of the ALLL. This documented system of internal loan classifications identifies ongoing credit risk embedded within the loan portfolio. Credit reviews are based primarily on an analysis of borrowers' cash flows, with pledged collateral values and values of non-pledged borrower assets considered only as a secondary source of repayment. Management's overall credit review process assessed Y2K compliance/preparedness by borrowers. No material Y2K related consequences have been identified with any borrowers. Utilizing the results of this system to test the adequacy of the ALLL also indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

Capital Resources and Liquidity

Capital, in the form of cash stockholders' equity (Total Stockholders' Equity, before adjustments for unrealized gains or losses on AFS securities as described below), was $44.4 million at December 31, 1999 compared to $41.9 million at year-end 1998, a 6.0% increase. Growth was again supported through internal generation in the form of retained earnings. The increase in capital resulted in a capital to total assets ratio at year-end 1999 of 11.2%, compared to 12.0% at December 31, 1998. Cash dividends of $.38 per share were paid in 1999 compared to $.37 in 1998. The 1998 amount includes a special merger related dividend.

The current level of capital is considered an ample reserve to support continued asset growth for the immediate future and to provide a buffer against unforeseeable downturns in business and economic cycles and is substantially above regulatory prescribed minimum recommended levels. Management's target for the capital/assets ratio is 8.5%; therefore, significant leveraging of current capital funds is a primary goal.

Liquidity is provided through several sources. The most readily convertible to cash is "Federal funds sold," or the overnight sale of excess reserves to other banks. The Company has adopted policy and procedure guidelines to comply with Regulation F of the Board of Governors of the Federal Reserve System regarding interbank liabilities risk, limiting the Company's exposure to credit risk in its relationships with correspondent banks. Sales of Fed funds averaged $22.6 million during 1999, up 21.2% from the $18.7 million average of 1998. The increase was a deliberate part of the Company's Y2K liquidity plan. Also, Management will target an average Fed funds sales level of $15 million for 2000. Additional liquidity exists within the investment account where $4.0 million matures within ninety days and another $6.3 million matures between ninety days and one year. The Company also maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. The Company, through its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The Company's ability to satisfy credit demands, routine deposit withdrawals, and other corporate needs is considered adequate. Management is not aware of any known trends, demands, events, commitments, or uncertainties that either will result or reasonably might result in a material decrease in liquidity.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

Future Plans

The Company owns two parcels of property in the southern end of Gloucester County at Gloucester Point. This property was purchased for future branch expansion. However, resources required for the merger described above, Y2K preparedness and the assimilation of the two new branches opened in 1998, have resulted in a temporary delay in the plans for the Gloucester Point office.

The Company is continuing its research and development efforts associated with developing an internet presence. E-banking, as with other forms of E-commerce, continues to be at the forefront of customer inquiries as yesterday's conveniences become today's necessities. The Company plans a full product offering for E-banking including internal transactions and third party bill paying.

Interactive voice response ("IVR"), a form of telephone banking, has been available to PTB customers for several years. This new customer service will be made available to UCB customers during the first half of 2000.


Year 2000 Issue

The Company performed considerable testing and planning for the century date change prior to December 31, 1999. Actual expenses associated with effort approximated $200,000 in 1999. The diminished production and efficiency through the diverted attention of staff members who would otherwise be conducting normal banking operations is difficult to quantify. However, it clearly had a negative impact. The effort proved successful, with the coming and passing of year-end and the New Year, creating no material interruptions in normal activities.

The Company continues to maintain an active internal Y2K committee comprised of Senior Management, other officers, and staff under the direction of the Company's Executive Vice President and Chief Financial Officer. The committee meets monthly and subsequently reports on its activities to the Board of Directors. Certain other key dates in the year 2000 are identified as posing potential Y2K date sensitive risks. As of the printing of this report, the Company has processed two month-end dates, including the February 29, 2000 leap year date, with no material disruptions. Minor glitches have been identified and communicated with appropriate personnel as well as vendors, if applicable. No material negative customer impact has been identified. Additional costs or expenses associated with the Y2K issue are expected to be minimal.


Forward Looking Statements

The foregoing year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, anticipated costs, the dates by which the Company expects to complete remediation, and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third-party vendors and other factors.

However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability of third party vendors to correct their software and hardware, the ability of significant customers to remedy their Y2K issues, If any, and similar uncertainties.

The foregoing Year 2000 discussion constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure Act of 1998.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

Average Balances, Interest Income
and Expenses, Average Yields and Rates
--------------------------------------------------------------------------------
Year Ended December 31,

                                                 1999                              1998                           1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                Interest                          Interest                       Interest
                                       Average  Income/     Yield/    Average     Income/  Yield/     Average    Income/  Yield/
(Dollars in Thousands)                 Balance  Expense     Rate      Balance     Expense  Rate       Balance    Expense  Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest earning assets:
  Securities:
    Taxable                         $   70,525  $ 4,577     6.49%   $  62,687   $  4,158   6.63%    $  56,828  $  3,950   6.95%
    Tax exempt (1)                      28,042    2,045     7.29%      26,822      1,911   7.12%       26,389     1,791   6.79%
-----------------------------------------------------------------------------------------------------------------------------------
      Total securities                  98,567    6,622     6.72%      89,509      6,069   6.78%       83,212     5,741   6.90%
  Federal funds sold                    22,609    1,071     4.74%      18,660        997   5.34%       11,831       666   5.58%
  Deposits at other banks                1,514       76     5.02%          --         --     --            --        --     --
  Loans, net (2)                       221,007   21,148     9.57%     200,238     19,847   9.91%      180,011    17,940   9.97%
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets               343,697   28,917     8.41%     308,407     26,913   8.73%      275,155    24,347   8.85%
  Less: allowance for
    loan losses                         (2,603)                        (2,520)                         (2,450)
Total non-earning assets                28,628                         25,782                          22,897
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                        $  369,722                      $ 331,669                       $ 295,601
===================================================================================================================================
Liabilities & Stockholders' equity:
Interest bearing liabilities:
  Checking                          $   34,918  $   898     2.57%   $  45,301   $  1,363   3.01%    $  39,171  $  1,245   3.18%
  Savings and money
    market deposits                     64,139    2,056     3.21%      48,163      1,521   3.16%       46,879     1,479   3.15%
  Other time                           174,059    9,200     5.29%     153,045      8,435   5.51%      134,881     7,331   5.44%
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing
    deposits                           273,116   12,154     4.45%     246,509     11,319   4.59%      220,931    10,055   4.55%
  Short-term borrowings                  2,250      110     4.89%       1,098         53   4.83%        1,382        70   5.07%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     275,366   12,264     4.45%     247,607     11,372   4.59%      222,313    10,125   4.55%
Noninterest-bearing liabilities:
  Demand deposits                       48,629                         40,498                          34,940
  Other non-interest bearing
    liabilities                          2,180                          2,367                           2,487
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                      326,175                        290,472                         259,740
Stockholders' equity                    43,547                         41,197                          35,861
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity              $  369,722                      $ 331,669                       $ 295,601
===================================================================================================================================
Net Interest Income                             $16,653                         $ 15,541                       $ 14,222
Interest rate spread (3)                                    3.96%                          4.14%                          4.30%
Net Interest margin (4)                                     4.85%                          5.04%                          5.17%

(1) Income and yields are reported on a tax equivalent basis assuming a federal tax rate of 34%.

(2) For the purposes of these calculations, nonaccruing loans are not included in the daily average loan amounts outstanding.

(3) Interest spread is the average yield earned on earning assets, calculated on a fully taxable equivalent basis, less the average rate incurred on interest-bearing liabilities.

(4) Net interest margin is the net interest income, calculated on a fully taxable basis assuming a federal tax rate of 34%, expressed as a percentage of average earning assets.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

Volume and Rate Analysis
--------------------------------------------------------------------------------

                                                        Year Ended December 31,
--------------------------------------------------------------------------------------------------
                                          1999 Compared to 1998          1998 Compared to 1997

                                                          Increase                       Increase
(Dollars in Thousands)                 Volume     Rate   (Decrease)   Volume     Rate   (Decrease)
--------------------------------------------------------------------------------------------------
Interest Earned On:
Securities:
  Taxable                             $   504   $  (85)   $   419    $   376   $ (168)   $   208
  Tax-exempt                               88       46        134         30       90        120
Loans (net)                             1,944     (643)     1,301      1,997      (90)     1,907
Interest bearing deposits in
  other banks                              76       --         76         --       --         --
Federal funds sold                        158      (84)        74        358      (27)       331
--------------------------------------------------------------------------------------------------
  Total interest income                 2,770     (766)     2,004      2,761     (195)     2,566
--------------------------------------------------------------------------------------------------
Interest Paid On:
Deposits:
  Checking                               (284)    (181)      (465)       179      (61)       118
  Savings and money
    market accounts                       511       24        535         38        4         42
  Time deposits                         1,079     (314)       765      1,008       96      1,104
Short-term borrowings                      56        1         57        (14)      (3)       (17)
--------------------------------------------------------------------------------------------------
  Total interest expense                1,362     (470)       892      1,211       36      1,247
--------------------------------------------------------------------------------------------------
Net interest income                   $ 1,408   $ (296)   $ 1,112    $ 1,550   $ (231)   $ 1,319
==================================================================================================


Market Risk and Interest Sensitivity Analysis

The Company's primary component of market risk is interest rate volatility. The Company's net interest income, the primary component of its net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the repricing of the Company's assets and the liabilities which fund them. The Company seeks to manage this risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. There are a variety of factors which influence the repricing characteristics and market values of any given asset or liability. The matching of the repricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice, either by its contractual terms or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or repricing within that same time frame. Conversely, a gap is considered negative when the reverse relationship exists between interest rate sensitive assets and liabilities. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yield of its assets and, thus, a decrease in the institution's net interest income. An institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made in a timely manner.

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

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

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

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 that are anticipated by the Company, using certain assumptions based on its historical experience and other data available to management, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Prepayment assumptions have not been applied in the table in estimating the repricing of the Company's mortgage-backed securities, but are studied monthly in making investment decisions and managing interest rate risk. The estimated rates of prepayment assumed are based upon the current coupon rates and their relationship to the current interest rate environment. Other assumptions included in the investment portfolio are projected redemption dates of current investments that have callable features allowing the issuer of the investment to call or redeem the issue prior to its contractual maturity.

Interest Sensitivity Analysis

                                                      Maturing or Repricing In:
--------------------------------------------------------------------------------------------------
                                   Within        90-365         1-5         Over
(Dollars in Thousands)             90 Days        Days         Years       5 Years       Total
--------------------------------------------------------------------------------------------------
Interest Earning Assets:
  Federal funds sold             $ 22,577     $      --     $      --     $      --    $  22,577
  Investment securities (1)         8,595         4,568        29,623        56,645       99,431
  Loans (2)(3)                     68,156        17,075        88,750        52,126      226,107
--------------------------------------------------------------------------------------------------
  Total interest-earning
    Assets                       $ 99,328     $  21,643     $ 118,373     $ 108,771    $ 348,116
==================================================================================================
Interest Bearing Liabilities:
  Deposits:
    Interest bearing demand        17,011            --        19,970            --       36,981
      MMDAs and other savings      34,063            --        32,728            --       66,791
    Time deposits $100,000
      and over                      9,255        21,449         8,213            --       38,917
    Other time deposits            24,280        75,260        40,792            --      140,332
  Other borrowed money              1,518            13         1,445            --        2,976
--------------------------------------------------------------------------------------------------
Total interest-bearing
  Liabilities                    $ 86,127     $  96,722     $ 103,148     $      --    $ 285,997
==================================================================================================
Period gap                       $ 13,201     $ (75,079)    $  15,226     $ 108,771    $  62,119
Cumulative gap                   $ 13,201     $ (61,878)    $ (46,652)    $  62,119
Cumulative gap as a percent
  of total earning assets            3.79%       (17.78%)      (13.40%)       17.84%

(1) The amounts shown for securities do not include nonaccrual debt securities, which were approximately $285,000 at December 31, 1999.
(2) The amounts shown for loans have not been reduced by the allowance for loan losses or unearned income, which totaled approximately $2,663,000 and $564,000, respectively, at December 31, 1999.
(3) The amounts shown for loans do not include nonaccrual loans, which were approximately $632,000 at December 31, 1999.

Management's target ratio for the 0-365 day cumulative gap is +/- 10% in 2000. The Company manages the interest rate risks by monitoring the balances, rates, call features and maturities of rate sensitive assets and liabilities.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

Securities

The Company's securities portfolio serves several purposes. Portions of the portfolio are held as investments, while the remaining portions are used to assist the Company in liquidity and asset liability management.

In June, 1993, the Financial Accounting Standards Board adopted FASB 115, which changes the manner in which financial institutions classify and account for their investment securities for fiscal years beginning after December 15, 1993. In response to this rule change, as of January 1, 1994, the Company revised its investment securities policy and divided its investment securities portfolio into two components, (i) securities held to maturity and (ii) securities available for sale. The new investment securities policy resulted in a classification at December 31, 1994 of $8.7 million of investment securities to securities available for sale. The remaining $4.3 million of investment securities were classified as held to maturity. This classification had no material effect on the Company's financial condition or results of operations in the year ended December 31, 1994. Management elected in December 1995 to classify the entire portfolio as available for sale. In July 1997, Management performed an extensive earnings and liquidity review of the investment portfolio. This analysis resulted in a reclassification of previously available for sale bonds totaling $5.9 million as held to maturity, none of which reflected any unrealized loss at the time of transfer.

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

Securities Portfolio

                                                                     December 31,
-------------------------------------------------------------------------------------------------------------
                                                 1999                    1998                    1997
                                       Amortized     Fair      Amortized     Fair      Amortized     Fair
                                         Cost        Value       Cost        Value       Cost        Value
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------
Available For Sale:
U.S. Treasury Securities              $     857   $     855   $     877   $     886   $     632   $     629
U.S. Government and federal
  agencies                               27,392      26,274      25,917      26,156      27,504      27,553
State and local governments              30,278      29,672      28,596      29,237      22,612      22,985
Mortgage-backed securities               22,289      21,400      15,148      15,207       9,779       9,773
Corporate debt obligations                4,149       4,030       3,091       3,135       3,780       3,807
Collateralized mortgage obligations       1,780       1,750          21          21          57          57
Restricted stocks                         1,205       1,205         591         591       1,034       1,034
Other securities                          3,839       4,543       3,893       4,764          10         756
-------------------------------------------------------------------------------------------------------------
  Total available-for-sale               91,789      89,729      78,134      79,997      65,408      66,594
-------------------------------------------------------------------------------------------------------------
Held To Maturity:
U.S. Government and federal
  agencies                                2,593       2,491       4,718       4,755       7,764       7,761
States and political subdivisions         5,549       5,508       6,493       6,680       6,562       6,704
Mortgage-backed securities                1,845       1,787       2,715       2,738       2,573       2,589
-------------------------------------------------------------------------------------------------------------
  Total held-to-maturity                  9,987       9,786      13,926      14,173      16,899      17,054
-------------------------------------------------------------------------------------------------------------
Total securities                      $ 101,776   $  99,515   $  92,060   $  94,170   $  82,307   $  83,648
=============================================================================================================

The book value and weighted average yield of the Company's investment securities at December 31, 1999, by contractual maturity, are reflected in the following tables. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

Investment Portfolio - Maturity and Yields

                                                                             Over 10
                                                                             Years &
                                         1 Year     1 to 5      5 to 10       Equity
                                         or Less     Years       Years      Securities   Total
(Dollars in thousands)
-------------------------------------------------------------------------------------------------
Maturity Distribution:
U.S. Agency securities:
  Amortized cost                         8,718       7,391       6,465       7,411      29,985
  Fair value                             8,555       7,259       6,177       6,774      28,765
  Weighted average yield                  5.84%       6.27%       6.71%       6.66%       6.34%
U.S. Treasury securities:
  Amortized cost                            --         100         757          --         857
  Fair value                                --          99         756          --         855
  Weighted average yield                  0.00%       5.01%       5.47%       0.00%       5.42%
State and Political Subdivisions (1):
  Amortized cost                           645      18,430      11,518       5,233      35,826
  Fair value                               646      18,383      11,225       4,926      35,180
  Weighted average yield                  4.00%       7.02%       7.04%       7.53%       7.05%
Other Securities:
  Amortized cost                           960       4,660       1,879      27,608      35,107
  Fair value                               956       4,528       1,845      27,386      34,715
  Weighted average yield                  5.90%       6.04%       7.20%       6.55%       6.50%
Total Securities:
  Amortized cost                        10,322      30,581      20,619      40,252     101,775
  Fair value                            10,157      30,269      20,003      39,086      99,515
  Weighted average yield                  5.73%       6.68%       6.89%       8.21%       6.64%


(1) The amounts shown include nonaccrual debt securities, which were approximately $285,000 at December 31, 1999.


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

Loan Portfolio

                                                            December 31,
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                 1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------
Real estate mortgage:
Commercial                         $  58,064   $  48,788   $  40,233   $  33,786   $  22,482
Residential (1-4 family)              57,089      52,662      49,746      45,924      41,201
Home equity lines                     16,663      15,939      13,165      11,435       9,488
Construction and land development     15,995      13,935       8,596       9,219       9,077
Agricultural                           5,067       3,044       2,485       2,894       2,791
Commercial                            31,824      30,105      28,734      24,565      17,180
Agricultural                           5,066       6,068       7,045       6,437       5,594
Installment                           36,497      39,564      38,097      36,006      29,813
All other                                475         672         617         522         717
--------------------------------------------------------------------------------------------
Total loans                          226,740     210,777     188,718     170,788     138,343
Less: unearned income                   (564)       (590)       (598)       (535)       (489)
Less: allowance for loan losses       (2,663)     (2,424)     (2,430)     (2,321)     (2,386)
--------------------------------------------------------------------------------------------
Total net loans                    $ 223,513   $ 207,733   $ 185,690   $ 167,932   $ 135,468
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

Loan Portfolio by Percentage

                                                             December 31,
---------------------------------------------------------------------------------------------
                                              1999     1998     1997     1996     1995
---------------------------------------------------------------------------------------------
Real estate mortgage:
  Commercial                                 25.61%    23.15%    21.32%    19.78%    16.25%
  Residential (1-4 family)                   25.18%    24.99%    26.35%    28.89%    29.78%
  Home equity lines                           7.35%     7.56%     6.98%     6.70%     6.86%
  Construction and land development           7.05%     6.61%     4.55%     5.40%     6.56%
  Agricultural                                2.23%     1.44%     1.32%     1.69%     2.02%
Commercial                                   14.04%    14.28%    15.23%    14.38%    12.42%
Agricultural                                  2.23%     2.88%     3.73%     3.77%     4.04%
Installment loans                            16.10%    18.77%    20.19%    21.08%    21.55%
All other                                     0.21%     0.32%     0.33%     0.31%     0.52%
---------------------------------------------------------------------------------------------
                                            100.00%   100.00%   100.00%   100.00%   100.00%


Remaining Maturities of Selected Loans

                                                                December 31, 1999
--------------------------------------------------------------------------------------------
                                                Commercial, financial         Real estate-
(Dollars in Thousands)                            and Agricultural            Construction
--------------------------------------------------------------------------------------------
Within 1 year                                         $  16,952                $  12,744
Variable Rate:
Over one year through five years                      $   2,522                $   2,470
Over five years                                       $   2,166                $     323
Fixed Rate:
Over one year through five years                      $  13,261                $     103
Over five years                                       $   1,989                $     355

The following table summarizes non-performing assets for the periods indicated.


Non-Performing Assets

                                                            December 31,
--------------------------------------------------------------------------------------------
(Dollars in Thousands)                   1999        1998      1997       1996       1995
--------------------------------------------------------------------------------------------
Non-accrual loans                       $  632     $  681     $  482     $  372     $  413
Real estate owned                          550        212        377        165        188
Restructured loans                          --         --         --         --         --
--------------------------------------------------------------------------------------------
Total non-performing assets             $1,182     $  893     $  859     $  537     $  601
============================================================================================
Loans past due 90 or more days and
  accruing interest                     $  622     $  559     $  196     $  587     $  257
--------------------------------------------------------------------------------------------
Non-performing loans to total loans,
  at period end                           0.28%      0.32%      0.26%      0.22%      0.30%
Non-performing assets to period
  end assets                              0.31%      0.25%      0.27%      0.19%      0.24%
Non-performing assets to total
  loans and other real estate owned       0.52%      0.42%      0.45%      0.31%      0.44%

As to the nonaccrual loans at December 31, 1999 referred to above, approximately $65,450 of interest income would have been recorded during such period if the loan had been current and the interest thereon had been accrued.

The Company has two defaulted investment securities for which no interest is being accrued. The bonds were originally issued by an Industrial Development Authority (IDA) with a "Support Agreement" included from the municipality for whom the IDA was formed. The municipality has indicated that it will honor its commitment upon completion of the IDA selling all of the assets of the project for which the bonds were originally issued. It is anticipated that this will return all principal plus interest at the bond's stated coupon rate through the date of payment by the municipality, with no loss. No reserve has been established by the Company; however, the outstanding balance of $285,000 has been carried in a non-accruing status since the fourth quarter 1999.


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

The provision for loan losses totaled $505,000, $477,000 and $476,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In the opinion of management, the provision charged to operations has been sufficient to absorb the current year's potential net loan losses while continuing to increase the allowance for loan losses as the Company's loan portfolio increases.

The following table summarizes changes in the allowance for loan losses.

Allowance for Loan Losses

                                                           Year Ended December  31,
----------------------------------------------------------------------------------------------------
(Dollars in Thousands)                       1999        1998        1997        1996        1995
-----------------------------------------------------------------------------------------------------
Balance at beginning of period              $2,424      $2,430      $2,321      $2,116      $1,883
Charge-offs:
  Commercial                                    81         193         206         141         180
  Real estate                                   51          46           8          84          22
  Installment and consumer loans               391         354         319         190         215
-----------------------------------------------------------------------------------------------------
     Total loans charged-off                   523         593         533         415         417
-----------------------------------------------------------------------------------------------------
Recoveries:
  Commercial                                    32          15          27          18          19
  Real estate                                    8        --            34          15          48
  Installment and consumer loans               217          95         105         106         112
-----------------------------------------------------------------------------------------------------
     Total loan recoveries                     257         110         166         139         179
-----------------------------------------------------------------------------------------------------
Net charge-offs                                266         483         367         276         238
Provision charged to operations                505         477         476         481         471
-----------------------------------------------------------------------------------------------------
                                            $2,663      $2,424      $2,430      $2,321      $2,116
=====================================================================================================
Ratio of net charge-offs to average
  loans outstanding during year               0.12 %      0.24%       0.20%       0.18%       0.37%
Ratio of allowance for loan losses to
  total loans outstanding at year-end         1.18 %      1.15%       1.29%       1.36%       1.53%

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

A breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category for determining future loan losses. The following table contains a column summarizing the loan portfolio composition for reference purposes.

Allocation of the Allowance for Loan Losses

                                          Year Ended December 31,
--------------------------------------------------------------------------------
(Dollars in Thousands)       1999       1998      1997       1996        1995
--------------------------------------------------------------------------------
Mortgages:
  Commercial               $  557     $  505     $  367     $  345     $  322
  Residential                 266        248        211        202        204
  Home equity                 271         75         63         42         41
  Agricultural                 13         10         12         14         14
  Construction                123        100         83         82         70
Commercial                  1,106      1,233      1,459      1,037        946
Installment loans             327        253        235        599        519
--------------------------------------------------------------------------------
     Total                 $2,663     $2,424     $2,430     $2,321     $2,116
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

The following table is a summary of average deposits and average rates paid.

Average Deposits and Average Rates Paid

                                                        Year Ended December 31,
----------------------------------------------------------------------------------------------------
                                          1999                   1998                  1997
                                   Average    Average     Average    Average    Average    Average
(Dollars in Thousands)             Balance     Rate       Balance     Rate      Balance     Rate
----------------------------------------------------------------------------------------------------
Non-interest bearing accounts     $ 48,629     0.00%     $ 40,498     0.00%    $ 34,940     0.00%
Interest bearing accounts:
  Interest checking                 34,918     2.57%       45,301     3.01%      39,171     3.18%
  Savings and money
     market accounts                64,139     3.21%       48,163     3.16%      46,879     3.15%
  Time deposits                    174,059     5.29%      153,045     5.51%     134,881     5.44%
----------------------------------------------------------------------------------------------------
  Total interest-bearing           273,116     4.45%      246,509     4.59%     220,931     4.55%
----------------------------------------------------------------------------------------------------
Total deposits                    $321,745               $287,007              $255,871
====================================================================================================

The following table is a summary of time deposits of $100,000 or more by remaining maturities at December 31, 1999.

Maturities of Time Deposits of $100,000 and Over

(Dollars in Thousands)                                     Amount      Percent
--------------------------------------------------------------------------------
Three months or less                                     $   9,255      23.78%
Three to six months                                         11,400      29.29%
Six to twelve months                                        10,049      25.82%
Over twelve months                                           8,213      21.11%
--------------------------------------------------------------------------------
Total                                                    $  38,917      100.0%
================================================================================

To the extent that deposits grow faster than loans, the Company will use these excess funds for investment securities and other earning assets. Management will seek to control the growth of deposits in any new branches, as it does in its current operations, through interest rate management and marketing.

The following table shows the Company's risk-based capital ratios and stockholders' equity to total assets at December 31, 1999, 1998 and 1997.

Analysis of Capital


                                       Regulatory           December 31,
                                        Minimum       1999      1998      1997
--------------------------------------------------------------------------------
Capital Ratios:
Risk-based capital:
  Tier 1                                 4.00%       16.99%    16.67%    18.56%
  Total                                  8.00%       18.04%    17.82%    19.73%
  Leverage                               4.00%       11.41%    11.64%    12.49%
Stockholders' equity to total assets      n/a        11.23%    11.97%    12.79%


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

[LOGO OF YOUNT,HYDE & BARBOUR, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
Atlantic Financial Corp and Subsidiaries
Newport News, Virginia

     We have audited the accompanying consolidated balance sheets of Atlantic Financial Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of The Bank of Franklin and The Bank of Sussex and Surry which statements reflect total assets and revenue constituting 45.4% and 42.9%, respectively in 1998, and 46.1% of revenue in 1997, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the combined financial statements of The Bank of Franklin and The Bank of Sussex and Surry is based solely on the report of the other auditors. In addition, the financial statements of Mid-Atlantic Community BankGroup, Inc. for the year ended December 31, 1997 were audited by other auditors, whose report of other auditors dated January 16, 1998, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Financial Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
February 2, 2000



--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

                      [LOGO OF GOODMAN & COMPANY, L.L.P.]
                         CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT ACCOUNTANTS


The Boards of Directors and Stockholder
The Bank of Franklin and The Bank of Sussex & Surry

We have audited the combined balance sheets of The Bank of Franklin and The Bank of Sussex & Surry and their subsidiaries as of December 31, 1998, and the related combined statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These combined financial statements are the responsibility of the Banks' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Bank of Franklin and The Bank of Sussex & Surry and their subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ GOODMAN & COMPANY, L.L.P.



Norfolk, Virginia
February 16, 1999




--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
December 31, 1999 and 1998

                                                                1999             1998
-------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                   $  17,486,679    $  11,781,814
Federal funds sold                                           22,577,095       29,524,045
Interest-bearing deposits in other banks                      1,652,787               --
Securities available for sale                                89,728,927       79,997,208
Securities held to maturity (fair value of
  $9,786,124 in 1999 and $14,173,261 in 1998)                 9,986,681       13,925,750
Loans, net of allowance for loan losses of $2,662,655
  in 1999 and $2,424,260 in 1998                            223,513,033      207,733,355
Premises and equipment                                       10,480,890       10,702,950
Accrued interest receivable                                   3,004,116        2,981,581
Other real estate                                               549,928          212,343
Intangibles, net                                              1,022,851        1,095,665
Other assets                                                  3,305,971        2,348,610
-------------------------------------------------------------------------------------------

Total assets                                              $ 383,308,958    $ 360,303,321
===========================================================================================

Liabilities and Stockholders' Equity
Liabilities
Deposits:
  Noninterest-bearing                                     $  52,025,801    $  49,291,165
  Interest-bearing                                          283,020,298      263,018,804
-------------------------------------------------------------------------------------------
Total deposits                                            $ 335,046,099    $ 312,309,969
Short-term borrowings                                         2,975,679        1,589,387
Accrued interest payable                                      1,195,053        1,086,407
Other liabilities                                             1,054,129        2,188,501
Commitments and contingent liabilities                               --               --
-------------------------------------------------------------------------------------------
Total liabilities                                         $ 340,270,960    $ 317,174,264
-------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock; $1 par value per share; authorized
  1,000,000 shares; no shares issued and outstanding      $          --    $          --
Common stock; $5 par value per share; authorized
  20,000,000 shares; issued and outstanding 4,191,185
  and 4,168,941 shares, respectively                         20,955,925       20,844,705
Stock options                                                     3,300            6,843
Retained earnings                                            23,438,166       21,047,709
Accumulated other comprehensive income (loss)                (1,359,393)       1,229,800
-------------------------------------------------------------------------------------------

Total stockholders' equity                                $  43,037,998    $  43,129,057
-------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                $ 383,308,958    $ 360,303,321
===========================================================================================

See Notes To Consolidated Financial Statements.


--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
For Each of the Three Years Ended December 31, 1999

                                                                Years Ended December 31,
                                                          1999            1998            1997
---------------------------------------------------------------------------------------------------
Interest and Dividend Income
  Loans, including fees                               $21,147,837     $19,847,465     $17,940,305
  Interest on investment securities:
     Taxable interest and dividend income               4,576,816       4,157,889       3,950,302
     Tax-exempt interest income                         1,349,640       1,261,394       1,181,635
  Interest on deposits at other banks                      76,200            --              --
  Interest on federal funds sold                        1,070,699         996,657         666,122
---------------------------------------------------------------------------------------------------
     Total interest and dividend income               $28,221,192     $26,263,405     $23,738,364
---------------------------------------------------------------------------------------------------

Interest Expense
  Deposits                                            $12,153,605     $11,318,748     $10,067,016
  Short-term borrowings                                   110,179          53,290          58,078
---------------------------------------------------------------------------------------------------
     Total interest expense                           $12,263,784     $11,372,038     $10,125,094
---------------------------------------------------------------------------------------------------

     Net interest income                              $15,957,408     $14,891,367     $13,613,270

Provision for Loan Losses                                 504,500         477,000         475,750
---------------------------------------------------------------------------------------------------
    Net interest income after
     provision for loan losses                        $15,452,908     $14,414,367     $13,137,520
---------------------------------------------------------------------------------------------------

Other Income
  Service charges on deposit accounts                 $ 1,749,401     $ 1,590,058     $ 1,500,711
  Net gain on sale of available for sale securities           979           8,035          18,094
  Other operating income                                  453,049         484,009         197,312
---------------------------------------------------------------------------------------------------
     Total other income                               $ 2,203,429     $ 2,082,102     $ 1,716,117
---------------------------------------------------------------------------------------------------

Other Expenses
  Salaries and benefits                               $ 6,580,588     $ 5,628,535     $ 5,007,383
  Occupancy expense                                       942,651         910,118         756,151
  Equipment and data processing                         1,905,295       1,527,006       1,166,626
  Other operating expenses                              2,947,931       3,321,013       2,503,617
---------------------------------------------------------------------------------------------------
     Total other expenses                             $12,376,465     $11,386,672     $ 9,433,777
---------------------------------------------------------------------------------------------------

     Income before income taxes                       $ 5,279,872     $ 5,109,797     $ 5,419,860

Income Tax Expense                                      1,339,497       1,447,679       1,359,433
---------------------------------------------------------------------------------------------------

     Net income                                       $ 3,940,375     $ 3,662,118     $ 4,060,427
===================================================================================================

Earnings Per Share, basic                             $      0.94     $      0.88     $      1.02
===================================================================================================

Earnings Per Share, assuming dilution                 $      0.92     $      0.86     $      1.00
===================================================================================================


See Notes To Consolidated Financial Statements.



--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For Each of the Three Years Ended December 31, 1999

                                                                                             Years Ended December 31,
                                                                                     1999              1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                                    $  3,940,375      $  3,662,118      $  4,060,427
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                1,280,373         1,001,324           597,613
      Deferred tax (benefit)                                                         (60,942)          153,758          (134,668)
      Provision for loan losses                                                      504,500           477,000           475,750
      Provision for loss on other real estate                                         46,464              --                --
      Net (gain) loss on other real estate                                           (13,759)           90,178              --
      Net (gain) loss on sale of bank premises and equipment                            (958)           85,689              (250)
      (Gain) realized on available for sale securities                                  (979)           (8,035)          (18,094)
      Accretion of discounts and amortization of premiums, net                       105,744            73,297            39,924
      Changes in assets and liabilities:
        (Increase) in accrued interest receivable                                    (22,535)         (180,189)          (85,697)
        (Increase) in other assets                                                  (267,420)         (960,127)         (677,890)
        Increase in accrued interest payable                                         108,646           187,685           102,521
        Increase (decrease) in other liabilities                                    (122,850)          170,006          (190,768)
------------------------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                             $  5,496,659      $  4,752,704      $  4,168,868
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities available for sale                          $  1,971,469      $  1,534,505      $ 13,819,493
  Proceeds from calls and maturities of securities available for sale             14,581,064        19,723,444         6,510,184
  Purchases of securities available for sale                                     (30,309,897)      (34,293,371)      (15,867,461)
  Proceeds from calls and maturities of securities held to maturity                3,936,920        10,166,843         1,252,000
  Purchases of securities held to maturity                                              --          (7,200,208)       (4,093,196)
  Net (increase) in loans                                                        (16,721,606)      (22,754,545)      (18,414,946)
  Purchases of bank premises and equipment                                          (840,135)       (3,765,274)       (1,524,853)
  Proceeds from sale of bank premises and equipment                                      958             3,258               250
  Proceeds from sale of other real estate                                             78,602           308,811              --
------------------------------------------------------------------------------------------------------------------------------------

          Net cash (used in) investing activities                               $(27,302,625)     $(36,276,537)     $(18,318,529)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Net increase in demand deposit accounts, interest-
    bearing demand deposits and savings accounts                                $ 22,736,130      $ 40,382,420      $ 21,618,323
  Net increase in short-term borrowings                                            1,386,292           957,891             6,776
  Proceeds from sale of stock                                                        249,992            20,963         3,347,835
  Acquisition of common stock                                                        (99,744)          (11,018)             --
  Dividends paid                                                                  (2,056,002)       (1,170,133)         (803,138)
------------------------------------------------------------------------------------------------------------------------------------

          Net cash provided by financing activities                             $ 22,216,668      $ 40,180,123      $ 24,169,796
------------------------------------------------------------------------------------------------------------------------------------

          Increase in cash and cash equivalents                                 $    410,702      $  8,656,290      $ 10,020,135
Cash and Cash Equivalents
  Beginning of year                                                               41,305,859        32,649,569        22,629,434
------------------------------------------------------------------------------------------------------------------------------------

  End of year                                                                   $ 41,716,561      $ 41,305,859      $ 32,649,569
====================================================================================================================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                                    $ 12,155,138      $ 11,184,353      $ 10,022,573
====================================================================================================================================

    Income taxes                                                                $  1,183,400      $  1,618,000      $  1,777,469
====================================================================================================================================

Supplemental Disclosure of Noncash Financing Activities,
  purchase of an investment interest in Johnson Mortgage
  Company, LLC through issuance of common stock                                 $         --      $    250,000      $       --
====================================================================================================================================

Unrealized gain (loss) on securities available for sale                         $ (3,923,020)     $    677,597      $    913,627
====================================================================================================================================

Loan balances transferred to foreclosed properties                              $    437,428      $    233,919      $       --
====================================================================================================================================



See Notes To Consolidated Financial Statements.



--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
For Each of the Three Years Ended December 31, 1999

                                                                                            Accumulated
                                                                                              Other
                                         Common        Stock                   Retained    Comprehensive Comprehensive
                                          Stock       Options     Surplus      Earnings    Income (Loss)     Income         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1997               $14,553,660    $ 7,380   $ 1,750,177   $16,919,446   $   180,382                 $33,411,045
  Comprehensive income:
    Net income                                  --         --            --     4,060,427            --   $ 4,060,427     4,060,427
    Other comprehensive income:
      Unrealized holding gains on
        securities available for
        sale arising during the
        period net of tax of $316,785           --         --            --            --            --       614,936          --
      Less reclassification adjustment
        net of tax of $(6,152)                  --         --            --            --            --       (11,942)         --
                                                                                                          ------------
    Other comprehensive income,
        net of tax                              --         --            --            --       602,994       602,994       602,994
                                                                                                          ------------
    Total comprehensive income                  --         --            --            --            --   $ 4,663,421          --
                                                                                                          ============
  Sale of common stock                     747,500         --     2,600,335            --            --                   3,347,835
  Cash dividends                                --         --            --    (1,113,971)           --                  (1,113,971)

------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1997             $15,301,160    $ 7,380   $ 4,350,512   $19,865,902   $   783,376                 $40,308,330
  Comprehensive income:
    Net income                                  --         --            --     3,662,118            --   $ 3,662,118     3,662,118
    Other comprehensive income:
      Unrealized holding gains on
        securities available for sale
        arising during the period net
        of tax of $232,708                      --         --            --            --            --       451,727            --
      Less reclassification adjustment
        net of tax of $(2,732)                  --         --            --            --            --        (5,303)           --
                                                                                                          ------------
    Other comprehensive income,
        net of tax                              --         --            --            --       446,424       446,424       446,424
                                                                                                          ------------
    Total comprehensive income                  --         --            --            --            --   $ 4,108,542            --
                                                                                                          ============
  Stock split effected in the form
   of a 100% dividend                    5,469,165         --    (4,350,512)   (1,118,653)           --                          --
  Issuance of common stock
    for interest in L.L.C.                  56,170         --            --       193,830            --                     250,000
  Exercise of stock options                 21,500       (537)           --            --            --                      20,963
  Purchase of common stock                  (3,290)        --            --        (7,728)           --                     (11,018)

  Cash dividends                                --         --            --    (1,547,760)           --                  (1,547,760)

------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1998             $20,844,705    $ 6,843   $        --   $21,047,709   $ 1,229,800                 $43,129,057
  Comprehensive income:
    Net income                         $        --    $    --   $        --   $ 3,940,375   $        --   $ 3,940,375   $ 3,940,375
    Other comprehensive income:
      Unrealized holding gains on
        securities available for sale
        arising during the period net
        of tax of $(1,333,494)                  --         --            --            --            --    (2,588,547)           --
    Less reclassification adjustment
        net of tax of $(333)                    --         --            --            --            --          (646)           --
                                                                                                          ------------
    Other comprehensive income,
        net of tax                              --         --            --            --    (2,589,193)   (2,589,193)   (2,589,193)
                                                                                                          ------------
    Total comprehensive income                  --         --            --            --            --   $ 1,351,182            --
                                                                                                          ============
  Exercise of stock options                141,720     (3,543)           --       111,815            --                     249,992
  Purchase of common stock                 (30,500)        --            --       (69,244)           --                     (99,744)

  Cash dividends                                --         --            --    (1,592,489)           --                  (1,592,489)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999             $20,955,925    $ 3,300   $        --   $23,438,166   $(1,359,393)                $43,037,998
====================================================================================================================================



See Notes To Consolidated Financial Statements.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business
The accompanying consolidated financial statements include the accounts of Atlantic Financial Corp. (AFC) and its wholly-owned subsidiaries, Peninsula Trust Bank, Inc. (PTB) and United Community Bank (UCB). PTB and UCB are commercial banks offering lending and deposit services to individual and commercial customers with an emphasis on those services traditionally associated with independent community banks. These entities are collectively referred to herein as the Company. The Company primarily serves the Gloucester, Charles City, Newport News, Williamsburg and the western Tidewater areas of Virginia. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combination
On December 1, 1998, Mid-Atlantic Community BankGroup, Inc. (MACB), and United Community Bankshares, Inc. became affiliated pursuant to an Agreement and Plan of Reorganization (the Agreement) dated July 8, 1998. United Community Bankshares, Inc. was a bank holding company which wholly owned the stock of BOF and BSS. In conjunction with the merger, United Community Bankshares, Inc. was dissolved. The terms of the Agreement provided for, among other provisions, that each outstanding share of United Community Bankshares, Inc. common stock be exchanged for 1.075 shares of MACB common stock. The name of MACB was changed to AFC immediately after the completion of the merger. See Note 2 for additional discussion of the transaction.

United Community Bankshares, Inc. was formed on August 27, 1999 through the merger of Bank of Franklin (BOF) and Bank of Sussex and Surry (BSS).

Basis of Presentation and Consolidation
The accounting and reporting policies of the Company are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of these policies are summarized below.

Use of Estimates
In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company's market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractural terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Other Real Estate
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the loan balance outstanding or the fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in other operating expenses.

Intangible Assets
Intangible assets relate to the purchase of a branch by BOF in 1995, the 1998 branch acquisition by PTB, and the 1998 purchase of an investment in a mortgage company by AFC. All are amortized over fifteen years using the straight-line method. Amortization expense was $84,742, $72,496 and $50,826 for the years ended December 31, 1999, 1998 and 1997, respectively.

Income Tax
Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Cash and Cash Equivalents
For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within 90 days.

--------------------------------------------------------------------------------
                                                       Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense of $375,945, $276,550 and $307,001 were incurred in 1999, 1998 and 1997, respectively.

Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method. See
Note 13 for detail of basic and diluted earnings per share. Weighted average shares for all years have been restated to give effect to the 100% stock dividend in 1998 prior to the business combination explained in Note 7.

Recent Accounting Pronouncements
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. Because the Company does not use these derivative instruments and strategies, management does not expect the adoption of this Statement to have any effect on earnings or financial position.

NOTE 2:  BUSINESS COMBINATION

On December 1, 1998, the Company effected a business combination with United Community Bankshares, Inc., by exchanging 1,965,741 shares of its common stock for all of the common stock of United Community Bankshares, Inc. Immediately following the merger, United Community Bankshares, Inc. was dissolved. The combination has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include United Community Bankshares, Inc. The results of operations of the separate companies for periods prior to the combination are summarized as follows:

                                      Net Interest
                                         Income                       Net Income
--------------------------------------------------------------------------------
                                                 (Dollars in Thousands)
Nine months ended September 30, 1998
  MACB                                  $ 6,407                        $ 1,404
  United Community Bankshares, Inc.       4,636                          1,613

  Year ended December 31, 1997
  MACB                                  $ 7,552                        $ 1,830
  United Community Bankshares, Inc.       6,061                          2,230

NOTE 3:  JOINT VENTURE

On March 31, 1998, the Company consummated an agreement to acquire a 50% membership interest in Johnson Mortgage Company, L.L.C. (JMC), which is the successor to Johnson Mortgage Company of Newport News. Half of the purchase price was paid in cash and the other half was paid in shares of the Company's common stock, for a total purchase price of $500,000. This resulted in the issuance of 11,234 additional shares of common stock. An additional 1% membership interest was purchased April 1, 1999 for $17,600. The Company does not exercise any management control over JMC; therefore, the Company's ownership is recorded using the equity method of accounting.

NOTE 4:  CASH AND DUE FROM BANKS

The Company is required to maintain reserve balances with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 1999 and 1998, the aggregate amounts of daily average required balances were approximately $2,084,000 and $1,610,000, respectively.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 5:  SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

                                                       December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized          Fair
                                                    Cost            Gains         (Losses)           Value
--------------------------------------------------------------------------------------------------------------
Securities available for sale
  U. S. Treasury securities                     $   857,263     $       684     $    (3,057)     $   854,890
  U. S. Government
   and federal agencies                          27,392,180           8,089      (1,126,287)      26,273,982
  State and local governments                    30,277,885         100,295        (706,237)      29,671,943
  Mortgage-backed securities                     22,289,215              --        (888,783)      21,400,432
  Corporate debt obligations                      4,148,809              --        (118,524)       4,030,285
  Collateralized mortgage obligations             1,779,586              --         (29,899)       1,749,687
  Restricted stocks                               1,204,700              --              --        1,204,700
  Other securities                                3,838,975         791,533         (87,500)       4,543,008
--------------------------------------------------------------------------------------------------------------
    Total securities available for sale         $91,788,613     $   900,601     $(2,960,287)     $89,728,927
--------------------------------------------------------------------------------------------------------------
Securities held to maturity
  U. S. Government
   and federal agencies                         $ 2,592,973     $        --     $  (102,296)     $ 2,490,677
  State and local governments                     5,548,487          14,967         (55,112)       5,508,342
  Mortgage-backed securities                      1,845,221              --         (58,116)       1,787,105
    Total securities held to maturity           $ 9,986,681     $    14,967     $  (215,524)     $ 9,786,124
==============================================================================================================
                                                                   December 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                                    Gross          Gross
                                                  Amortized      Unrealized      Unrealized          Fair
                                                    Cost            Gains         (Losses)           Value
--------------------------------------------------------------------------------------------------------------
Securities available for sale
  U. S. Treasury securities                     $   877,040     $     8,772     $        --      $   885,812
  U. S. Government
   and federal agencies                          25,916,936         321,448         (81,875)      26,156,509
  State and local governments                    28,595,951         695,946         (54,683)      29,237,214
  Mortgage-backed securities                     15,147,817          96,892         (37,390)      15,207,319
  Corporate debt obligations                      3,091,639          49,396          (6,284)       3,134,751
  Collateralized mortgage obligations                20,852              63              --           20,915
  Restricted stocks                                 591,000              --              --          591,000
  Other securities                                3,892,630         880,908          (9,850)       4,763,688
--------------------------------------------------------------------------------------------------------------
    Total securities available for sale         $78,133,865     $ 2,053,425     $  (190,082)     $79,997,208
--------------------------------------------------------------------------------------------------------------
Securities held to maturity
  U. S. Government
   and federal agencies                         $ 4,717,751     $    40,853     $    (3,750)     $ 4,754,854
  State and local governments                     6,492,832         199,004         (11,486)       6,680,350
  Mortgage-backed securities                      2,715,167          22,954             (64)       2,738,057
--------------------------------------------------------------------------------------------------------------
    Total securities held to maturity           $13,925,750     $   262,811     $   (15,300)     $14,173,261
==============================================================================================================

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

The amortized cost and fair value of securities by contractual maturity at December 31, 1999 follows:

                                             Available for Sale               Held to Maturity
                                         Amortized          Fair         Amortized           Fair
                                            Cost           Value            Cost            Value
-------------------------------------------------------------------------------------------------------
Within 1 year                           $ 9,363,676     $ 9,231,944     $   849,971      $   817,560
1 to 5 years                             24,905,761      24,633,888       3,257,681        3,261,675
5 to 10 years                            16,561,244      16,014,957       2,579,053        2,539,092
Over 10 years                            11,845,456      10,950,311       1,454,755        1,380,692
-------------------------------------------------------------------------------------------------------
                                        $62,676,137     $60,831,100     $ 8,141,460      $ 7,999,019
Collateralized mortgage obligations       1,779,586       1,749,687              --               --
Mortgage-backed securities               22,289,215      21,400,432       1,845,221        1,787,105
Equity and other securities               5,043,675       5,747,708              --               --
-------------------------------------------------------------------------------------------------------
                                        $91,788,613     $89,728,927     $ 9,986,681      $ 9,786,124
=======================================================================================================

For the years ended December 31, 1999, 1998 and 1997, proceeds from sales of securities available for sale were $1,971,469, $1,534,505 and $13,819,493, respectively. Gross realized gains of $2,403, $16,051 and $36,324 and gross realized losses of $1,424, $8,016 and $18,230 were recognized on those sales, respectively. The tax provision applicable to these net realized gains amounted to $333, $2,732 and $6,152, respectively.

At December 31, 1999 and 1998, approximately $21,193,877 and $12,851,000, respectively, of securities were pledged to secure deposits of the U.S. Government, the Commonwealth of Virginia, and repurchase agreements.

NOTE 6:  LOANS

A summary of the balances of loans follows:

                                                                 December 31,
                                                       1999                      1998
-----------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
Real estate mortgage:
Construction and land development                    $ 15,995                  $ 13,935
Residential (1-4 family)                               57,089                    52,632
Home equity lines                                      16,663                    15,939
Commercial                                             58,064                    48,788
Agricultural                                            5,067                     3,044
Commercial (except those secured by real estate)       31,824                    30,105
Agriculture (except those secured by real estate)       5,066                     6,068
Loans to individuals for household,
  family and other consumer expenditures               36,497                    39,564
All other loans                                           475                       672
-----------------------------------------------------------------------------------------
                                                     $226,740                  $210,747
Less unearned income                                     (564)                     (590)
Less allowance for loan losses                         (2,663)                   (2,424)
-----------------------------------------------------------------------------------------
Loans, net                                           $223,513                  $207,733
=========================================================================================

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 7: ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

                                        Years Ended December 31,
                                   1999           1998           1997
--------------------------------------------------------------------------------

Balance at beginning of year   $ 2,424,260    $ 2,430,143    $ 2,320,972
Provision for loan losses          504,500        477,000        475,750
Recoveries                         256,805        109,868        166,378
Charge-offs                       (522,910)      (592,751)      (532,957)
--------------------------------------------------------------------------------
Balance at end of year         $ 2,662,655    $ 2,424,260    $ 2,430,143
================================================================================


The following is a summary of information pertaining to impaired loans:

                                                         December 31,
                                                  1999                    1998
--------------------------------------------------------------------------------
Impaired loans without a valuation allowance   $ 152,874               $ 257,944
Impaired loans with a valuation allowance             --                      --
--------------------------------------------------------------------------------
Total impaired loans                           $ 152,874               $ 257,944
================================================================================

There were no valuation allowances related to impaired loans at December 31, 1999 and 1998.

                                                                           December 31,
                                                                      1999                1998
-------------------------------------------------------------------------------------------------
Average investment in impaired loans                               $ 104,801           $ 64,486
=================================================================================================
Interest income recognized on impaired loans                       $  13,807           $  8,095
=================================================================================================
Interest income recognized on a cash basis on impaired loans       $  13,807           $  8,095
=================================================================================================

The Company had no impaired loans in 1997.

No additional funds were committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure under FASB No. 114 amounted to $479,807, $423,718 and $482,181 at December 31, 1999, 1998 and 1997,
respectively. If interest on these loans had been accrued, such income would have been $61,779, $35,815 and $49,162 at December 31, 1999, 1998 and 1997,
respectively.

NOTE 8:  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Banks have granted loans to principal officers and directors and their affiliates of $2,489,569 and $2,876,237 at December 31, 1999 and 1998, respectively. During the year ended December 31, 1999, total principal additions were $949,547 and total principal payments were $1,336,215.

Deposits from related parties held by the Banks at December 31, 1999 amounted to $7,093,462.

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 9:  PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

                                                       December 31,
                                                 1999                1998
--------------------------------------------------------------------------------
Building and improvements                    $  5,874,615        $  5,654,544
Furniture and equipment                         6,266,290           5,786,710
Land                                            3,380,361           3,348,659
Construction in progress                           59,719             111,155
Leasehold improvements                             74,874              29,657
================================================================================
                                             $ 15,655,859        $ 14,930,725
Accumulated depreciation                       (5,174,969)         (4,227,775)
================================================================================
                                             $ 10,480,890        $ 10,702,950
================================================================================

For the years ended December 31, 1999, 1998 and 1997, respectively, depreciation expense was $1,050,731, $824,661 and $581,047, respectively.

NOTE 10:  DEPOSITS

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $38,917,269 and $36,308,184 in 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities on certificates of deposit are as follows:

        2000                           $ 130,245,490
        2001                              30,924,495
        2002                               5,524,283
        2003                               8,501,417
        2004 and thereafter                4,053,164
      =================================================
                                       $ 179,248,849
      =================================================

NOTE 11:  EMPLOYEE BENEFIT PLANS

AFC maintains two qualified profit sharing plans under 401(k) of the Internal Revenue Code. The first plan existed prior to the business combination explained in Note 2. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The plan is available to substantially all employees of PTB who have completed one year of service. The Bank may make discretionary matching contributions. The Bank's contributions for 1999, 1998 and 1997 totaled $69,031, $35,160 and $19,893, respectively. In addition, during 1999, PTB contributed $60,000 to the plan to be allocated to all employees eligible to participate. The plan may be amended or terminated at any time by the Board of Directors. Contributions to the plan are included in salaries and employee benefits.

 The second plan also existed prior to the business combination and covers substantially all employees of UCB who have completed one year of service. Vesting in the plan begins with the second year of participation and increases annually by 20% until full vesting occurs after six years. Employees may contribute up to 15% of their salaries, and the Bank matches 50% of the first 6% of employee contributions. The plan provides for a required contribution of 3% of net income. Additional contributions can be made by the Bank at the discretion of the Board of Directors. The Bank's contributions for 1999 and 1998 totaled $74,699 and $69,600, respectively.

The BOF defined contribution plan was restated, and the BSS defined benefit plan terminated. Accordingly, substantially all BOF and BSS employees rolled over their balances into the plan, which was in turn assumed by AFC.

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

Information about the BSS defined benefit plan follows:

                                                    1998          1997
--------------------------------------------------------------------------------
Change in Benefit Obligation
  Benefit obligation, beginning                  $ 803,401     $ 614,540
  Service cost                                        --          50,276
  Interest cost                                    217,779        42,845
  Actuarial cost                                      --         100,259
  Benefits paid                                   (713,506)       (4,519)
  Impact of settlement/curtailments               (307,674)         --
--------------------------------------------------------------------------------
  Benefit obligation, ending                     $    --       $ 803,401
================================================================================
Change in Plan Assets
  Fair value of plan assets, beginning           $ 688,614     $ 510,525
  Actual return on plan assets                      24,892       122,816
  Employer contributions                              --          59,792
  Benefits paid                                   (713,506)       (4,519)
--------------------------------------------------------------------------------
  Fair value of plan assets, ending              $    --       $ 688,614
================================================================================
  Deferred asset (gain)                          $    --       $ (87,252)
================================================================================
  Funded status                                  $    --       $(114,787)
  Unrecognized net actuarial loss                     --          27,958
  Unrecognized net obligation
    at transition                                     --          84,326
  Unrecognized prior service cost                     --         (57,402)
--------------------------------------------------------------------------------
  Accrued benefit cost included
    in other liabilities                         $    --       $ (59,905)
================================================================================
Components of Net Periodic Benefit Cost
  Service cost                                   $    --       $  50,276
  Interest cost                                    217,779        42,845
  Expected return on plan assets                   (24,892)      (35,564)
  Amortization of prior service cost               (57,402)       (3,588)
  Amortization of net obligation
    at transition                                   84,326         5,394
  Recognized net actuarial loss                     27,958          --
  Settlement/curtailment (gain)                   (307,674)         --
--------------------------------------------------------------------------------
  Net periodic (benefit) cost                    $ (59,905)    $  59,363
================================================================================
Weighted-Average Assumptions as of December 31
  Discount rate                                       7.00%         7.00%
  Expected return on plan assets                      7.00%         7.00%
  Rate of compensation increase                       5.00%         5.00%

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 12:  INCOME TAXES

The components of the net deferred tax asset (liability), included in other assets (other liabilities), are as follows:

                                                              December 31,
                                                          1999           1998
--------------------------------------------------------------------------------
Deferred tax assets:
  Deferred loan fees                                 $    62,693    $   123,542
  Unrealized loss on available for sale securities       700,293           --
  Allowance for loan losses                              312,574        249,826
  Allowance for other real estate owned                   29,800           --
  Deferred compensation                                   67,392         58,477
  Other                                                   28,433          7,304
--------------------------------------------------------------------------------
                                                     $ 1,201,185    $   439,149
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Unrealized gain on available for sale securities   $      --      $   633,543
  Fixed assets                                           107,670        147,575
  Premium on purchased deposits                           42,578           --
  Other                                                   27,077         28,949
--------------------------------------------------------------------------------
                                                     $   177,325    $   810,067
--------------------------------------------------------------------------------

                                                     $ 1,023,860    $  (370,918)
================================================================================

Allocation of federal income taxes between current and deferred portions is as follows:

                                                 Years Ended December 31,
                                            1999           1998          1997
--------------------------------------------------------------------------------

Current tax expense                    $ 1,400,439    $ 1,293,921   $ 1,494,101
Deferred tax expense (benefit)             (60,942)       153,758      (134,668)
--------------------------------------------------------------------------------
                                       $ 1,339,497    $ 1,447,679   $ 1,359,433
================================================================================

The reasons for the differences between the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income and the income tax provision are summarized as follows:

                                                  Years Ended December 31,
                                             1999           1998           1997
--------------------------------------------------------------------------------

Income tax at statutory rate          $ 1,795,156    $ 1,737,331    $ 1,842,752
Increase (decrease) resulting from:
  Tax-exempt income                      (450,041)      (424,056)      (396,948)
  Merger expenses                            --           94,782           --
  Other                                    (5,618)        39,622        (86,371)
--------------------------------------------------------------------------------
                                      $ 1,339,497    $ 1,447,679    $ 1,359,433
================================================================================

--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 13: EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported have been restated giving effect to the stock split and the business combination explained in Note 2. Potential dilutive common stock had no effect on income available to common stockholders.

                                                 1999                     1998                      1997
-------------------------------------------------------------------------------------------------------------------
                                                     Per Share                 Per Share                  Per Share
                                          Shares       Amount      Shares        Amount      Shares         Amount
-------------------------------------------------------------------------------------------------------------------
Basic earnings
  per share                                4,188,319      $0.94     4,162,044     $0.88       3,979,027       $1.02
                                                          -----                   -----                       -----
Effect of dilutive securities:
  Stock options                               80,552                  108,913                    76,241
                                              ------                  -------                    ------

Diluted earnings per share                 4,268,871      $0.92     4,270,957     $0.86       4,055,268       $1.00
                                           ---------      -----     ---------     -----       ---------       -----

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES

PTB has federal funds arrangements with other institutions, which provide $9,000,000 of short-term borrowing capacity. There were no amounts drawn on these lines at December 31, 1999 or 1998.

UCB is a member of the Federal Home Loan Bank of Atlanta (FHLB). As such, the Bank may borrow funds based on criteria established by the FHLB. As of December 31, 1999, UCB could borrow approximately $15,788,900 subject to collateral acceptable to FHLB. As of December 31, 1999, $1,439,286 was borrowed from FHLB and secured by securities with a book value of $1,751,022. The Bank had not drawn on the line at December 31, 1998.

UCB also has federal funds arrangements with other institutions, which provide an additional $13,282,525 of short-term borrowing capacity. There were no amounts drawn from these lines at December 31, 1999 or 1998.

In the normal course of business there are outstanding various commitments and contingent liabilities, which are not reflected in the accompanying financial statements. Management does not anticipate any material losses as a result of these transactions.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

NOTE 15: STOCK COMPENSATION PLANS

At December 31, 1999, the Company has three stock-based compensation plans which are described below. Grants under these plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under these stock option plans. There were no options granted during 1999 and 1998. Had compensation cost for the stock-based plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123) for options granted in 1997, reported net income, basic earnings per share and diluted earnings per share would have been adjusted to $3,770,670, $ .95 and $ .93, respectively.

The Company has a fixed stock option plan under which it may grant options to certain key employees of UCB to purchase the Company's common stock. All options under this plan have ten-year terms, vest and become fully exercisable in six months. The option price equals or exceeds the market price of the stock as of the date the option was granted.

The Company also has a fixed stock option plan for key employees of PTB. The employee incentive stock option plan provides for granting options to allow key employees to purchase the Company's common stock. The stock options give the holder the right, over a ten-year period, to acquire the Company's common stock. Options, when granted under this plan, will have an exercise price equal to

--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

the greater of the stock's fair market value or 100% of the book value per share of all of the Company's common stock at the date of the grant. The Company has reserved up to a maximum of 100,000 shares of unissued common stock for issuance under this employee incentive stock option plan.

Also, the Company has a nonemployee directors' stock option plan that allowed the directors of PTB to purchase options during August 1990. A total of 59,044 were sold at a price of $.125. Each option entitles the owner thereof to purchase one share of common stock for $4.875. These options expire July 31, 2000.

A summary of the activity in the stock option plans follow:

                                            1999                  1998                      1997
---------------------------------------------------------------------------------------------------------
                                                Weighted              Weighted                   Weighted
                                                 Average               Average                    Average
                                                Exercise              Exercise                   Exercise
                                     Shares      Price      Shares     Price           Shares      Price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year    172,786     $ 7.58     177,086     $ 7.51         136,044     $  6.55
Granted                                  --         --          --         --          41,042       10.70
Exercised                            28,344       4.88       4,300       4.88              --          --
Outstanding at end of year          144,442       7.65     172,786       7.58         177,086        7.51
---------------------------------------------------------------------------------------------------------
Exercisable at end of year          144,442                172,786                    177,086

Weighted-average fair value
  per option of options granted
  during the year                               $   --                 $   --                     $  7.06
===========================================================================================================

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions for 1997: dividend rate of 1.00%; risk-free interest rate of 6.96%; price volatility of 34.68%; and expected lives of 10 years.

A further summary about the options outstanding at December 31, 1999 is as follows:

                              Options Outstanding
                                and Exercisable
--------------------------------------------------------------------------------
        Weighted
        Average                                                   Weighted
       Remaining                                                   Average
      Contractual              Range of           Number          Exercise
         Life               Exercise Price     Outstanding          Price
--------------------------------------------------------------------------------
          .67                $     4.875          26,400         $  4.875
          .67                       5.00           8,000             5.00
         1.67                      5.625          20,000            5.625
            5                  8.00-8.25          44,000             8.01
            6                      11.25           5,000            11.25
         7.25                      12.50           7,000            12.50
         7.25                       9.61          34,042             9.61

All options have been restated giving retroactive effect to the two for one stock split in 1998 and the business combination discussed in Note 2.


--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 16:  DEFERRED COMPENSATION

UCB has entered into deferred compensation agreements with certain key employees, which provide benefits payable at age 65. The present value of the estimated liability is being accrued over the remaining years to the date when the employees are first eligible for the benefits. The deferred compensation charged to expense totaled $47,638 and $1,105 for the years ended December 31, 1999 and 1998, respectively. There was no deferred compensation expense for the year ended December 31, 1997.

NOTE 17:  RESTRICTIONS ON TRANSFERS TO PARENT

Transfers of funds from the banking subsidiaries to the Parent Company in the form of loans, advances and cash dividends, are restricted by federal and state regulatory authorities. As of December 31, 1999 the aggregate amount of unrestricted funds which could be transferred from the banking subsidiaries to the Parent Company without prior regulatory approval totaled $5,886,456 or 13.7% of the consolidated net assets.

NOTE 18:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company's exposure to credit loss is represented by the contractual amounts of these instruments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                                               1999                  1998
--------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                 $ 45,212              $ 24,039
  Standby letters of credit                                                    $  3,538              $  3,445

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the customer. Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary.

The Company maintains its cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 1999, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5,640,371.

NOTE 19:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

Cash and Short-Term Investments
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities
For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Loan Receivables
For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Other Borrowed Funds
Fair values of other borrowings are estimated using the discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest
The carrying amounts of accrued interest approximates fair value.

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

The estimated fair value and related carrying amounts of the Company's financial instruments are as follows:

                                                          December 31,
------------------------------------------------------------------------------------
                                                   1999                  1998
                                           Carrying     Fair     Carrying     Fair
                                            Amount      Value     Amount      Value
------------------------------------------------------------------------------------
                                              (In Thousands)        (In Thousands)
Financial assets:
Cash and due from banks                    $ 17,487   $ 17,487   $ 11,782   $ 11,782
Federal funds sold                           22,577     22,577     29,524     29,524
Interest-bearing deposits in other banks      1,653      1,653       --         --
Securities                                   99,716     99,515     93,923     94,170
Loans, net                                  223,513    223,963    207,733    226,786
Accrued interest receivable                   3,004      3,004      2,982      2,982

Financial liabilities:
Deposits                                   $335,046   $335,244   $312,310   $317,852
Short-term borrowings                         2,976      2,909      1,589      1,602
Accrued interest payable                      1,195      1,195      1,086      1,086


--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 20:  REGULATORY MATTERS

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Prompt corrective actions are not applicable to Bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Banks' category. The Company's and the Banks' actual capital amounts and the ratios as of December 31, 1999 and 1998 are also presented in the table.

                                                                                                            Minimum
                                                                                                           To Be Well
                                                                                                       Capitalized Under
                                                               Minimum Capital                         Prompt Corrective
                                Actual                           Requirement                           Action Provisions
------------------------------------------------------------------------------------------------------------------------------------
                           Amount     Ratio              Amount               Ratio                Amount              Ratio
------------------------------------------------------------------------------------------------------------------------------------
                                                           (Amount in Thousands)
As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets):
                                                  (more than             (more than
     Consolidated         $ 46,038    18.0%       or equal to)$ 20,418   or equal to)8.0%                    N/A
                                                  (more than             (more than         (more than             (more than
     PTB                  $ 20,142    12.8%       or equal to)$ 12,540   or equal to)8.0%   or equal to)$ 15,675   or equal to)10.0%
                                                  (more than             (more than         (more than             (more than
     UCB                  $ 21,542    20.2%       or equal to)   8,517   or equal to)8.0%   or equal to)$ 10,647   or equal to)10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
                                                  (more than             (more than
   Consolidated           $ 43,374    17.0%       or equal to)$ 10,209   or equal to)4.0%                    N/A
                                                  (more than             (more than         (more than             (more than
    PTB                   $ 18,629    11.9%       or equal to)$  6,270   or equal to)4.0%   or equal to)$  9,405   or equal to) 6.0%
                                                  (more than             (more than         (more than             (more than
    UCB                   $ 20,041    18.8%       or equal to)$  4,259   or equal to)4.0%   or equal to)$  6,388   or equal to) 6.0%
Tier 1 Capital (to
  Average Assets):
                                                  (more than             (more than
   Consolidated           $ 43,374    11.4%       or equal to)$ 15,211   or equal to)4.0%                    N/A
                                                  (more than             (more than         (more than            (more than
    PTB                   $ 18,629     8.7%       or equal to)$  8,577   or equal to)4.0%   or equal to)$ 10,721  or equal to)5.0%
                                                  (more than             (more than         (more than            (more than
    UCB                   $ 20,041    12.2%       or equal to)$  6,593   or equal to)4.0%   or equal to)$  8,241  or equal to)5.0%
As of December 31, 1998:
Total Capital (to Risk
  Weighted Assets):
                                                  (more than             (more than
   Consolidated           $ 43,612    17.8%       or equal to)$ 19,577   or equal to)8.0%                    N/A
                                                  (more than             (more than         (more than            (more than
    PTB                   $ 18,304    12.9%       or equal to)$ 11,315   or equal to)8.0%   or equal to)$ 14,144  or equal to)10.0%
                                                  (more than             (more than         (more than            (more than
    UCB                   $ 19,713    19.1%       or equal to)$  8,238   or equal to)8.0%   or equal to)$ 10,298  or equal to)10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
                                                  (more than             (more than
   Consolidated            $ 40,804    16.7%      or equal to)$  9,789   or equal to)4.0%                    N/A
                                                  (more than             (more than         (more than            (more than
    PTB                    $ 16,919    12.0%      or equal to)$  5,658   or equal to)4.0%   or equal to)$  8,486  or equal to)6.0%
                                                  (more than             (more than         (more than            (more than
    UCB                    $ 18,299    17.8%      or equal to)$  4,119   or equal to)4.0%   or equal to)$  6,178  or equal to)6.0%
Tier 1 Capital (to
  Average Assets):
                                                  (more than             (more than
   Consolidated            $ 40,804    11.6%      or equal to)$ 14,027   or equal to)4.0%                    N/A
                                                  (more than             (more than         (more than            (more than
    PTB                    $ 16,919     8.9%      or equal to)$  7,631   or equal to)4.0%   or equal to)$  9,539  or equal to)5.0%
                                                  (more than             (more than         (more than            (more than
    UCB                    $ 18,299    11.4%      or equal to)$  6,396   or equal to)4.0%   or equal to)$  7,995  or equal to)5.0%


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

NOTE 21:  PARENT COMPANY ONLY FINANCIAL STATEMENTS


                             ATLANTIC FINANCIAL CORP
                              (Parent Company Only)

Balance Sheets
                                                         December 31,
                                                     1999            1998
--------------------------------------------------------------------------------
Assets
  Cash and due from banks                       $  4,368,635    $  3,057,944
  Securities available for sale                         --           383,515
  Investment in subsidiaries                      38,084,314      37,209,677
  Bank premises and equipment                        128,490          19,432
  Intangibles, net                                   320,470         332,450
  Due from subsidiaries                                 --         2,997,626
  Other assets                                       681,513         131,889
--------------------------------------------------------------------------------
      Total assets                              $ 43,583,422    $ 44,132,533
================================================================================

Liabilities and Stockholders' Equity
Liabilities
  Dividends payable                             $    461,030    $    924,543
  Other liabilities                                   84,394          78,933
--------------------------------------------------------------------------------
      Total liabilities                         $    545,424    $  1,003,476
--------------------------------------------------------------------------------

Stockholders' Equity
  Preferred stock                               $       --      $       --
  Common stock                                    20,955,925      20,844,705
  Stock options                                        3,300           6,843
  Retained earnings                               23,438,166      21,047,709
  Accumulated other comprehensive income (loss)   (1,359,393)      1,229,800
--------------------------------------------------------------------------------
      Total stockholders' equity                $ 43,037,998    $ 43,129,057
--------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity                    $ 43,583,422    $ 44,132,533
================================================================================



--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

                             ATLANTIC FINANCIAL CORP
                              (Parent Company Only)

Statements of Income
                                                              Years Ended December 31,
                                                         1999           1998           1997
-----------------------------------------------------------------------------------------------
Income
  Dividends from subsidiaries                        $ 1,131,458    $ 4,153,067    $ 1,396,203
  Interest from subsidiaries                              22,272         86,521             --
  Other income                                           522,010        466,902        152,874
  Gain on sale of securities                                  --             --            800
-----------------------------------------------------------------------------------------------
                                                     $ 1,675,740    $ 4,706,490    $ 1,549,877
-----------------------------------------------------------------------------------------------
Expenses
  Salaries and benefits                              $   972,752    $        --    $        --
  Stockholder expenses                                    50,372         64,835         30,695
  Merger expenses                                             --        278,770             --
  Professional fees                                      192,452        112,219         64,172
  Insurance                                               23,910         49,907         34,163
  Printing and postage                                    17,086         30,523          5,505
  Directors' fees                                         76,673         38,751         35,000
  Miscellaneous                                          156,882        207,495         34,038
-----------------------------------------------------------------------------------------------
                                                     $ 1,490,127    $   782,500    $   203,573
-----------------------------------------------------------------------------------------------
         Net income before income tax
          benefit and undistributed
          equity in subsidiaries                     $   185,613    $ 3,923,990    $ 1,346,304

Income tax benefit                                      (299,975)        (4,254)       (16,328)
-----------------------------------------------------------------------------------------------

         Net income before undistributed
          earnings of subsidiaries                   $   485,588    $ 3,928,244    $ 1,362,632

Undistributed (distributed) equity in subsidiaries     3,454,787       (266,126)     2,697,795
-----------------------------------------------------------------------------------------------

         Net income                                  $ 3,940,375    $ 3,662,118    $ 4,060,427
===============================================================================================


--------------------------------------------------------------------------------
                                                         Atlantic Financial Corp

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years Ended December 31, 1999, 1998 and 1997

                            ATLANTIC FINANCIAL CORP.
                              (Parent Company Only)

Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997

                                                                             1999           1998           1997
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
 Net income                                                              $ 3,940,375    $ 3,662,118    $ 4,060,427
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization                                                              23,908         17,500             --
    Depreciation                                                              16,988         65,353          4,304
    Gain on sale of securities                                                    --             --           (800)
    Distributed (undistributed) earnings of subsidiaries                  (3,454,787)       266,126     (2,697,795)
    (Undistributed) earnings of equity investments                          (105,987)      (133,465)            --
    Deferred tax provision                                                     2,840             --             --
    (Increase) decrease in due from subsidiaries                           2,997,626     (2,450,710)      (309,683)
    (Increase) in other assets                                              (163,845)       (18,733)      (126,794)
    Increase (decrease) in other liabilities                                   2,621         78,933       (381,469)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                          $ 3,259,739    $ 1,487,122    $   548,190
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Purchase of interest in L.L.C.                                          $   (17,600)   $  (250,000)   $        --
 Purchase of securities available for sale                                        --             --       (100,000)
 Proceeds from sale of securities available for sale                         100,000             --        351,800
 Purchase of premises and equipment                                         (125,694)      (299,476)       (67,419)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                $   (43,294)   $  (549,476)   $   184,381
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Cash dividends paid                                                     $(2,056,002)   $(1,170,133)   $  (803,138)
 Issuance of common stock                                                    249,992         20,963      3,347,835
 Acquisition of common stock                                                 (99,744)       (11,018)            --
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                $(1,905,754)   $(1,160,188)   $ 2,544,697
-------------------------------------------------------------------------------------------------------------------

      Increase (decrease) in cash and cash equivalents                   $ 1,310,691    $  (222,542)   $ 3,277,268

Cash and Cash Equivalents
 Beginning                                                                 3,057,944      3,280,486          3,218
-------------------------------------------------------------------------------------------------------------------

 Ending                                                                  $ 4,368,635    $ 3,057,944    $ 3,280,486
-------------------------------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing Activities,
 contribution of premises and equipment to capital of a
 subsidiary bank                                                         $        --    $   277,806    $        --
===================================================================================================================



--------------------------------------------------------------------------------
1999 Annual Report and Form 10KSB

ATLANTIC FINANCIAL CORP BOARD OF DIRECTORS
-----------------------------------------------------------------------------------------------------------
Joseph A. Lombard, Jr., DDS - Chairman         J. Philip Bain, Jr.                 Harvey G. Pope
Owner                                          Partner                             Consultant
Lombard, Luckam & Smith                        T.L. Bain, L.P.                     Morven Peanut Shellers
                                                                                   Retired Owner
J. Russell West - Vice Chairman                Charles F. Dawson                   Hancock Peanut Co.
Owner                                          Partner
Ivor Furniture Company                         Bay Design Group, PC                William B. Savedge
                                                                                   Vice President
William J. Farinholt                           Robert D. Foster                    Manry Rawls Insurance Corp.
President & CEO                                President
Atlantic Financial Corp                        Tre-Suz-Ann Development             J. D. Spivey
President & CEO                                Foster Management Company           Retired Vice President
Peninsula Trust Bank                                                               Southampton Tractor Co., Inc.
                                               Harry M. Healy
Wenifred O. Pearce                             Retired President                   F. Bruce Stewart
Vice Chairman                                  Bailey Amusement Company            Attorney-at-Law
Chief Operating Officer                                                            Stewart & Stewart
Atlantic Financial Corp                        Hersey M. Mason, Jr.
Vice Chairman                                  President & CEO                     Thomas Z. Wilke
United Community Bank                          Mason Realty, Inc.                  Agent
                                                                                   State Farm Insurance

ATLANTIC FINANCIAL CORP OFFICERS
-----------------------------------------------------------------------------------------------------------
EXECUTIVE OFFICERS                             OFFICERS                            Pamela T. Ailsworth
                                                                                   Assistant Vice President
William J. Farinholt                           Diana K. Giles                      Internal Auditor
President & CEO                                Sr. Vice President
                                               MIS Officer                         Dennis S. Wilt
Wenifred O. Pearce                                                                 Assistant Vice President
Vice Chairman                                  Michelle D. Ammons                  Investment Officer
Chief Operating Officer                        Vice President
                                               Human Resources Officer
Kenneth E. Smith
Executive Vice President                       David C. Bonner, Jr.
Chief Financial Officer                        Vice President
Corporate Secretary                            Director of Internal Audit

D. Eugene Brittle                              Kathleen C. Healy
Executive Vice President                       Vice President
                                               Controller
ATLANTIC FINANCIAL CORP EMPLOYEES
-----------------------------------------------------------------------------------------------------------
D. Jeanne F. Burton                            Patricia A. Parks
Thayer E. Coven                                Christophor P. Rowe
Ilonka G. D'Azevedo                            Julie C. Soles
Ami S. Leaman                                  Jason E. Turner
Amy E. Mitchem

--------------------------------------------------------------------------------
42                                                       Atlantic Financial Corp

Item 13.

(a) Exhibits

Exhibit No.                              Document
-----------                              --------

3.1               Amended and Restated Articles of Incorporation of Atlantic Financial
                  Corp., incorporated by reference to Exhibit 3.1 of the Registrant's
                  Annual Report on Form 10-KSB for the year ended December 31, 1999 (the
                  "1998 Form 10-KSB").

3.2               Bylaws of Atlantic Financial Corp., incorporated by reference to
                  Exhibit 3.2 of the 1998 Form 10-KSB.

10.1              Mid-Atlantic Community BankGroup, Inc. 1998 Incentive Plan,
                  incorporated by reference to Exhibit 10.3 of the Registrant's
                  Registration Statement on Form S-4, Registration No. 333-62997, filed
                  September 4, 1998.

10.2              Employment Agreement, dated as of December 1, 1998, between Atlantic
                  Financial Corp. and William J. Farinholt., incorporated by reference to Exhibit 10.2 of the 1998 Form 10-KSB.

10.3              Employment Agreement, dated as of December 1, 1998, between Atlantic
                  Financial Corp. and Wenifred O. Pearce., incorporated by reference to
                  Exhibit 10.3 of the 1998 Form 10-KSB.

10.4              Employment Agreement, dated as of December 1, 1998, between Atlantic
                  Financial Corp. and Kenneth E. Smith., incorporated by reference to
                  Exhibit 10.4 of the 1998 Form 10-KSB.

10.5              Employment Agreement, dated as of December 1, 1998, between Atlantic
                  Financial Corp. and D. Eugene Brittle., incorporated by reference to
                  Exhibit 10.5 of the 1998 Form 10-KSB.

21                Subsidiaries of the Registrant.
27                Financial Data Schedule (filed electronically only).

(b) Reports on Form 8-K  -- None