Form 10-Q
period 2000-03-31
ATLANTIC FINANCIAL CORP
filed 2000-05-15
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                         Commission file number 0-21285
                                                -------

                             ATLANTIC FINANCIAL CORP
             (Exact Name of Registrant as Specified in its Charter)


             VIRGINIA                                  54-1809409
-------------------------------------      -------------------------------------
    (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
  of Incorporation or Organization)


                          737 J. Clyde Morris Boulevard
                          Newport News, Virginia 23601
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (757) 595-7020
            --------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X . No    .
                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.


                      Common stock, $5 par value--4,178,985
                      -------------------------------------

                                      INDEX

ATLANTIC FINANCIAL CORP                                                            Page No.
Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     March 31, 2000 and December 31, 1999                                3

                   Consolidated Statements of Income--
                     Three months ended March 31, 2000 and 1999                          4

                   Consolidated Statements of Stockholders' Equity--
                     Three months ended March 31, 2000 and 1999                      5 - 6

                   Consolidated Statements of Cash Flows--
                     Three months ended March 31, 2000 and 1999                          7

                   Notes to Consolidated Financial Statements                       8 - 12

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                           13 - 17

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                                   18 - 19

Part II.  Other Information:                                                            20

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                             ATLANTIC FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                           (Unaudited)
                                                             March 31,           December 31,
ASSETS:                                                        2000                  1999
                                                            ----------            ----------
    Cash and due from banks                                 $   13,808            $   17,486
    Interest-bearing deposits in other banks                     1,573                 1,653
    Securities available for sale                               98,908                89,729
    Securities held to maturity (fair value of
        $9,452 and $9,786, respectively)                         9,676                 9,987
    Federal funds sold                                          21,553                22,577
    Loans, net                                                 222,259               223,513
    Premises and equipment                                      10,270                10,481
    Other real estate owned                                        224                   550
    Accrued interest receivable                                  2,932                 3,004
    Intangibles, net                                             1,002                 1,023
    Other assets                                                 3,268                 3,306
                                                            ----------            ----------
          TOTAL ASSETS                                      $  385,473            $  383,309
                                                            ==========            ==========

LIABILITIES:
Deposits
    Non-interest bearing                                    $   52,893            $   52,026
    Interest-bearing                                           284,153               283,020
                                                            ----------            ----------
       TOTAL DEPOSITS                                          337,046               335,046
    Short-term borrowings                                        1,815                 2,976
    Accrued interest payable                                     1,543                 1,195
    Other liabilities                                            1,647                 1,054
                                                            ----------            ----------
          TOTAL LIABILITIES                                    342,051               340,271
                                                            ----------            ----------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par value per share;
     authorized 1,000,000 shares; no shares
     issued and outstanding                                 $       --            $       --
    Common stock; $5 par value per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,178,985 and 4,191,185
     shares, respectively                                       20,895                20,956
    Stock Options                                                    3                     3
    Retained earnings                                           23,996                23,438
    Accumulated other comprehensive
      income, net                                               (1,472)               (1,359)
                                                            ----------            ----------
          TOTAL STOCKHOLDERS' EQUITY                            43,422                43,038
                                                            ----------            ----------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                            $  385,473            $  383,309
                                                            ==========            ==========


Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                       Three Months Ended
                                                         & Year-to-Date
                                                            March 31,
                                                         2000       1999
                                                         ----       ----

INTEREST INCOME:
Loans and Fees                                         $  5420    $  5071
Federal Funds Sold                                         300        299
Interest on Deposits at Other Banks                         15          6
Investment Securities                                     1649       1371
                                                       -------    -------
   Total Interest Income                                  7384       6747

INTEREST EXPENSE:
Interest on deposits                                      3172       2957
Interest on federal funds purchased
 and other borrowings                                       21         16
                                                       -------    -------
   Total Interest Expense                                 3193       2973
                                                       -------    -------
   Net Interest Income                                    4191       3702

PROVISION FOR LOAN
AND LEASE LOSSES                                            70         72
                                                       -------    -------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                                       4121       3702

OTHER INCOME:
Service Charges & Fees                                     443        439
Gain (loss) on sale of other real estate                  (48)         --
Other income                                               130        116
                                                       -------    -------
   Total Other Income                                      525        555

OTHER EXPENSES:
Salaries & Employee Benefits                              1721       1531
Occupancy Expenses                                         250        230
Furniture & Equipment Expenses                             455        442
Other Operating Expenses                                   651        700
                                                       -------    -------
   Total Other Expenses                                   3077       2903
                                                       -------    -------
Income Before Income Taxes                                1569       1354
Applicable Income Taxes                                    422        356
                                                       -------    -------
   Net Income                                          $  1147    $   998
                                                       =======    =======

    Earnings Per Share, Basic                              .27        .24
                                                       =======    =======
    Earnings Per Share, Assuming
    Dilution                                               .27        .23
                                                       =======    =======

Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                                           Accumulated
                                                                                           Other
                                                   Common     Stock             Retained   Comprehensive   Comprehensive
                                                    Stock   Options   Surplus   Earnings   Income          Income          Total
                                                    -----   -------   -------   --------   ------          ------          -----
Balance, January 1, 2000                          $20,956        $3       - -    $23,438   ($1,359)                        $43,038
Comprehensive Income:
     Net Income                                       - -       - -       - -      1,147       - -         $1,147            1,147
     Other comprehensive income:
       Unrealized holding gains (losses) on
       securities available for sale arising
       during the period net of tax of $58                                                                   (113)             - -
                                                                                                             ----
     Other comprehensive income, net of tax           - -       - -       - -        - -      (113)          (113)            (113)
                                                                                                             ----
     Total comprehensive income                       - -       - -       - -        - -                   $1,034              - -
                                                                                                           ======
Exercise of stock options                              18       - -       - -        - -       - -                              18
Purchase of common stock                              (79)      - -       - -       (128)      - -                            (207)
Cash dividends                                        - -       - -       - -       (461)      - -                            (461)
                                                      ---       ---       ---      -----       ---                            ----
Balance, March 31, 2000                           $20,895        $3      $- -    $23,996   ($1,472)                        $43,422
                                                  ===================================================                      =======



Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 1999
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                                           Accumulated
                                                                                           Other
                                                   Common     Stock             Retained   Comprehensive   Comprehensive
                                                    Stock   Options   Surplus   Earnings   Income          Income          Total
                                                    -----   -------   -------   --------   ------          ------          -----
Balance, January 1, 1999                          $20,845        $6      - -     $21,048    $1,230                         $43,129
Comprehensive Income:
   Net Income                                         - -       - -      - -         998       - -         $  998              998
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period, net of tax of $153                                                                   (298)             - -
                                                                                                            -----
   Other comprehensive income, net of tax             - -        - -       - -        - -     (298)          (298)            (298)
                                                                                                            -----
   Total comprehensive income                         - -        - -       - -        - -                  $  700              - -
                                                                                                          =======
Exercise of stock options                             102         (2)      - -        - -      - -                             100
Cash dividends                                        - -        - -       - -       (377)     - -                            (377)
                                                      ---        ---       ---      -----      ---                            ----
Balance, March 31, 1999                           $20,947         $4    $  - -    $21,669    ($932)                        $43,552
                                                  ====================================================                     =======



Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          -------------------------
                                                                              2000          1999
                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $     1,147    $      998
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                 329           316
     Provision for loan losses                                                     70            72
     Amortization of premiums, net                                                 15            24
     Loss on sale of other real estate                                             48           - -
     Changes in operating assets and liabilities:
       Decrease in accrued interest receivable                                     25           110
       Decrease in other assets                                                   143             1
       Increase in accrued interest payable                                       348            69
       Increase in other liabilities                                              593           249
                                                                          -----------    ----------
          Net Cash Provided by Operating Activities                       $     2,718    $    1,839
                                                                          -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                             1,184        (5,195)
   Purchase of securities available for sale                                  (11,792)      (11,506)
   Proceeds from sales of securities available for sale                           - -           502
   Proceeds from calls and maturities of securities available for sale          2,428         5,469
   Proceeds from calls and maturities of securities held to maturity              310         2,737
   Purchase of premises and equipment                                             (97)         (268)
   Proceeds from sales of other real esate                                        278           - -
                                                                          -----------    ----------
          Net Cash (Used In) Investing Activities                        ($     7,689)   ($   8,261)
                                                                          -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                   $     2,000    $    9,864
   Issuance of common stock                                                        18           100
   Repurchase of common stock                                                    (207)          - -
   Net increase (decrease) in short-term borrowings                            (1,161)          371
   Cash dividends paid                                                           (461)         (884)
                                                                          -----------    ----------
            Net Cash Provided by Financing Activities                     $       189    $    9,451
                                                                          -----------    ----------

            Net Increase In Cash and Cash Equivalents                    ($     4,782)        3,029
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                41,716        41,306
                                                                          -----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    36,934    $   44,335
                                                                          ===========    ==========









Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    General

      The consolidated statements include the accounts of Atlantic Financial Corp and its subsidiaries, Peninsula Trust Bank, Inc. (PTB) and United Community Bank (UCB). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

      The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                            March 31, 2000
                                                  ---------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  852            --            (1)         851
US Government and federal agencies                   28,988             3        (1,069)      27,922
States and local governments                         31,002            66          (761)      30,307
Mortgage-backed securities                           27,331             4          (906)      26,429
Corporate debt obligations                            4,799            --          (178)       4,621
Collateralized mortgage obligations                   2,839            --           (49)       2,790
Restricted stocks                                     1,209            --            --        1,209
Other securities                                      4,119         1,004          (344)       4,779
                                                  ---------     ---------     ----------    --------
                                                  $ 101,139     $   1,077     $  (3,308)    $ 98,908
                                                  =========     =========     ==========    ========

    Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                     March 31, 2000
                                                  ---------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
US Government and federal agencies                    2,343            --           (98)       2,245
States and local governments                          5,503             5           (70)       5,438
Mortgage-backed securities                            1,830            --           (61)       1,769
                                                   --------         -----       --------    --------
                                                   $  9,676         $   5       $  (229)    $  9,452
                                                   ========         =====       ========    ========

                             ATLANTIC FINANCIAL CORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

    Securities available for sale at December 31, 1999 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  857             1            (3)         855
US Government and federal agencies                   27,392             8        (1,126)      26,274
State and local governments                          30,278           100          (706)      29,672
Mortgage-backed securities                           22,289            --          (889)      21,400
Corporate debt obligations                            4,149            --          (119)       4,030
Collateralized mortgage obligations                   1,780            --           (30)       1,750
Restricted stocks                                     1,205            --             --       1,205
Other securities                                      3,839           791           (87)       4,543
                                                -----------      --------     ----------    --------
                                                $    91,789      $    900     $  (2,960)    $ 89,729
                                                ===========      ========     ==========    ========

    Securities held to maturity at December 31, 1999 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                               ------------------------------------------------------
                                                                (In Thousands of Dollars)
US Government and federal agencies                    2,593            --          (102)       2,491
State and local governments                           5,549            14           (55)       5,508
Mortgage-backed securities                            1,845            --           (58)       1,787
                                                   --------       -------       --------    --------
                                                   $  9,987       $    14       $  (215)    $  9,786
                                                   ========       =======       ========    ========

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                     2000            1999
                                                                     ----            ----
                                                                   (In Thousands of Dollars)
Gross proceeds from sales of securities                                   --            502
                                                                  ==========     ==========
Gross Gains on Sale of Securities                                         --             --
Gross Losses on Sale of Securities                                        --             --
                                                                  ----------     ----------
  Net Securities Gains (Losses)                                           --             --
                                                                  ==========     ==========

                             ATLANTIC FINANCIAL CORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3.  Loans

    Major classifications of loans are as follows:

                                                                   March 31,          December 31,
                                                                     2000                 1999
                                                                 -----------          -----------
                                                                       (In Thousands of Dollars)
Commercial (except those secured by real estate)                      31,026               31,824
Agriculture (except those secured by real estate)                      3,896                5,066
Real estate mortgage:
   Construction and land development                                  17,517               15,995
   Residential (1-4 family)                                           57,266               57,089
   Home equity lines                                                  17,266               16,663
   Commercial                                                         57,037               58,064
   Agricultural                                                        4,756                5,067
Loans to individuals for household,
 family and other consumer expenditures                               36,220               36,497
All other loans                                                          431                  475
                                                                 -----------          -----------
                                                                     225,415              226,740
Less unearned income                                                    (541)                (564)
                                                                 -----------          -----------
Less allowance for loan losses                                        (2,615)              (2,663)
                                                                 -----------          -----------
Loans, net                                                          $222,259             $223,513
                                                                 ===========          ===========

The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                Three Months         Three Months
                                                   Ending               Ending
                                                  March 31,            March 31,         December 31,
                                                    2000                 1999                1999
                                                 ----------           ----------          ----------
                                                                (In Thousands of Dollars)
Balance at beginning of year                          2,663                2,424               2,424
Provision for loan losses                                70                   72                 505
Recoveries                                               36                  150                 257
Charge-offs                                            (154)                 (91)               (523)
                                                 ----------           ----------          ----------
Balance at end of period                         $    2,615           $    2,555          $    2,663
                                                 ==========           ==========          ==========

Nonperforming assets consist of the following:

                                                March 31,           December 31,
                                                  2000                 1999
                                                --------              -------
                                                  (In Thousands of Dollars)

Nonaccrual Loans                                $  1,277              $   632
Restructured Loans                                    --                   --
                                                --------              -------
Nonperforming Loans                                1,277                  632
Foreclosed Properties                                224                  550
                                                --------              -------
Nonperforming Assets                            $  1,501              $ 1,182
                                                ========              =======

Total loans past due 90 days or more and still accruing were $836 on March 31, 2000 and $622 on December 31, 1999.

                             ATLANTIC FINANCIAL CORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

4.  Earnings Per Share

    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock income available to common shareholders.

                                                       March 31, 2000                     March 31, 1999
                                                       --------------                     --------------
                                                                 Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                 ---------          ------               ------        ------
Basic Earnings Per Share                         4,186,310         $   .27            4,181,930       $   .24

Effect of dilutive securities:
  Nonemployee directors' stock options              14,775                               24,269
  Employee incentive stock options                  47,584                               59,500
                                                 ---------                            ---------

Diluted Earnings Per Share                       4,248,669         $   .27            4,265,699       $   .23
                                                 =========         =======            =========       =======


5.  Capital Requirements

    A comparison of the Company's capital as of March 31, 2000 with the minimum requirements is presented below:

                                                                    Minimum
                                              Actual              Requirements
                                              ------              ------------
Tier I Risk-based Capital                     17.26%                 4.00  %
Total Risk-based Capital                      18.29%                 8.00  %
Leverage Ratio                                11.60%                 4.00  %

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The following presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report.

Results of Operations

Earnings
--------

Net income for the quarter ended March 31, 2000 totaled $1,147,000, compared to $998,000 for the same period in 1999. This performance not only represented an impressive 14.9% increase in absolute dollars, but also represented $.27 per share compared to $.23 per share for the same period in 1999, a 17.4% increase. Both of these performance measures were historical highs for the Company. Return on average total assets for the current quarter equaled 1.21% on an annualized basis, which compared favorably to the 1.11% level for the same period in 1999.

Net interest income for the first quarter 2000 (tax equivalent interest income less interest expense) totaled $4.4 million (a 10.0% increase over the first quarter 1999). The net interest margin (tax equivalent net interest income expressed as a percentage of average earning assets) increased from 4.76% in the first quarter 1999 to 4.96% in the first quarter 2000. The average yield on interest earning assets increased 25 basis points during a time when the average rate on interest bearing liabilities increased only 3 basis points. As a result, the 8.88% increase in interest income for the first quarter 2000 more than compensated for the 7.40% increase in interest expense for the same period. The Company's balance sheet is asset sensitive as related to its interest sensitivity position. That is to say that its assets re-price more quickly than its liabilities. During the past fifteen months, the Federal Reserve Board increased short-term interest rates 125 basis points in five separate rate adjustments. The Company enjoyed more rapid increase in interest income than the corresponding increase in interest expense during this period.

Non-interest expense for the first quarter 2000 totaled $3.1 million, compared to $2.9 million in the first quarter 1999, a 6.0% increase. This is a positive trend relative to the 10.0% increase in net interest income discussed above. Additionally, as discussed in the Form 10-QSB of March 31, 1999, the $2.9 million figure equaled a 20.8% increase over the same period in 1998. This trend demonstrates the Company's ability to more efficiently control expenses in this area after several growth initiatives (merger and branch openings) and technology advancements in 1998.

Non-interest income for the current quarter increased 3.2% over the same quarter in 1998. As discussed in previous Form 10QSB and 10KSB reports, the Company has taken certain initiatives to expand non-interest opportunities. These have included offering mortgage and investment services. Earnings contributions from these initiatives have not reached significant levels, but are expected to improve gradually. The investment services area produced net income of $28,000. The mortgage banking affiliate recorded a net loss of $25,000 due reduced production in the refinance area as interest rates have risen.

Financial Condition

The Company experienced a flat balance sheet during the first quarter 2000, with total assets increasing $2.2 million, or 0.6% over December 31, 1999. Historically, the first quarter has less growth than any other quarters, due in part to a segment of the deposit base reflecting cyclical growth in the fourth quarter followed by balance shrinkage during the first quarter. This condition was compounded this quarter by intense competitive pressure on certificate of deposit (CD) interest rates. Some of this pressure has driven rates higher than management considers prudent within the Company's balance sheet strategy and has resulted in moderate run-off of maturing CDs. Minimal growth was funded with new interest bearing deposits, which reflected a $1.1 million, or 0.4% increase, for the three months ending March 31, 2000. The Company is actively exploring alternative funding sources. Special attention will be given to price and duration volatility as it relates to overall asset liability management, overall liquidity and preserving the stability of the net interest margin.

Loan demand softened during the first quarter, evidenced by net loans decreasing $1.3 million, or 0.6%, from December 31, 1999. Competition for loans intensified primarily relative to pricing as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company has been reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. This reluctance is particularly acute in the face of the intense competition for deposits noted above and the associated funding challenges. The underwriting practices of the Company continue to emphasize the relationship between risk and rate in pricing considerations, rather than responding to pressures from competitor pricing. Also, as noted above, current pressure on funding sources will cause the Company to be more selective in loan approvals, attempting to maximize yield and credit quality.

The Company maintained its practice during the first quarter of selling Federal funds, having sold continuously on a daily basis in amounts averaging $21.3 million, 5.62% of average total assets. These figures compare to $26.0 million and 7.22%, respectively, for the first quarter 1999. The quarter-end balance of $21.6 million represented a $1.0 million (or 4.54%) decrease from December 31, 1999.

The level of the investment account increased approximately $8.9 million (8.89%) during the first quarter 2000, ending the period at $108.6 million or 28.17% of total assets. The portfolio was used to absorb some of the excess Y2K liquidity that built up during the fourth quarter 1999. The portfolio is comprised of 1% US Treasuries, 56% US government agencies, mortgage-backed securities and collateralized mortgage obligations, 33% state, county and municipal governments and 10% other debt and equity securities.

The Financial Accounting Standards Board (FASB) Statement 115 stipulated the way in which banks must classify and account for their securities portfolio, beginning with the first quarter of 1994. Securities are classified as Investment Securities when management has both the intent and the ability at the time of purchase to hold the securities until maturity. Investment Securities are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities that are held for an indefinite period of time are classified as Securities Available for Sale and are marked to market at each financial reporting date, or at each month-end. Securities Available for Sale include securities that may be sold in response to changes in interest rates, changes in the security's prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Management utilizes several tools for the measurement of three critical elements in portfolio performance: interest rate risk, call and/or extension risk and maturity distribution. With better tools to monitor duration, long-term earnings performance of the portfolio is expected to demonstrate improved stability over varying interest rate cycles. These parameters will also draw a tighter relationship between EMD and bond convexity. Convexity measures the percentage amount of portfolio price appreciation if interest rates fall 1% relative to the percentage of price depreciation if interest rates rise 1%. The more a bond declines relative to its depreciation, the higher the negative convexity and, consequently, the more potential call and extension risk that bond is likely to have. Relative to the current EMD, management is targeting an overall portfolio negative convexity of not more than .70. Currently, the portfolio's negative convexity is slightly below this target level.

Deposits represent 98.5% of total liabilities of the Company, including non-interest bearing checking accounts which represent 15.7% of total deposits on March 31, 2000. Short-term borrowings of $1.8 million reflected a $1.2 million (39.0%) decline from December 31, 1999. The decrease was represented primarily ($.9 million) by a reduction in retail repurchase agreements (securities sold under agreements to repurchase). The decline is considered cyclical and of no concern.

Provision / Allowance for Loan Losses & Asset Quality
-----------------------------------------------------

Asset quality continues to be sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $4.6 million (2.06% of total outstandings). Included in the 30 day total are $836,000, which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $1.3 million at March 31, 2000, which represented 0.57% of total outstanding loans and 48.83% of the loan loss reserve. Foreclosed properties totaled $225,000 at March 31, 2000, with potential losses expected to be minimal. Trends in this area are relatively stable during the past three months.

During the first quarter of 2000, the Company expensed $70,000 as provision for possible loan losses. This amount was added to the Allowance for Loan and Lease Losses (ALLL), while gross charge-offs for the quarter were $154,000 and total recoveries were $36,000.

The provision reflects management's assessment of the adequacy of the ALLL to absorb losses inherent in the loan portfolio due to deterioration of borrowers' financial condition or changes in overall risk profile. Overall risk profile considers several factors, as appropriate, such as historical credit loss experience, current economic conditions, the composition of the total loan portfolio and assessments of individual credits within specific loan types.

The ALLL equaled $2.62 million March 31, 2000, comfortably above the Company's general target of 1.10% of total outstanding loans. Additionally, the Company's use of a documented system for internal loan classifications more accurately identifies ongoing credit risk imbedded within the loan portfolio. Classifications are assigned a risk rating with a corresponding percentage of the current balance considered in the ALLL depending on the severity of the risk. The results of the self classification system are compared to the ALLL each month and indicate that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

The Company has two defaulted investment securities for which no interest is being accrued. The bonds were originally issued by an Industrial Development Authority (IDA) with a "Support Agreement" included from the municipality for whom the IDA was formed. The municipality has indicated that it will honor its commitment upon completion of the IDA selling all of the assets of the project for which the bonds were originally issued. It is anticipated that this will return all principal plus interest at the bond's stated coupon rate through the date of payment by the municipality, with no loss. No reserve has been established by the Company; however, the combined outstanding balance of the two securities ($151,000 as of March 31, 2000) has been carried in a non-accruing status since the fourth quarter 1999.

Capital and Liquidity
---------------------

Equity capital at March 31, 2000 totaled $43.4 million, representing 11.3% of total assets compared to $43.0 million as of December 31, 1999. Exclusive of adjustments for unrealized gains/losses on securities classified as available for sale, total equity equaled $44.9 million or 11.6% of total assets, compared to $44.4 million at December 31, 1999. This level is adequate to support both current operations, as well as asset growth to a level in excess of $500 million without external augmentation.

Pursuant to the Company's Share Repurchase Plan, the Company purchased 15,800 shares during the current quarter for a total of $206,100. Since the Plan's adoption in 1999, 21,900 shares totaling $305,844 have been repurchased. The Plan provides for up to 100,000 shares to be repurchased. The Plan is intended to improve the market efficiency for trading smaller denominations of shares and also improve long-term earnings per share performance. The Company finds the current market value of its stock perplexing, with the banking sector as a group experiencing downward pressure on stock prices. However, it is also proving to be an opportune time for repurchasing shares.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 17.6% of total demand deposits at March 31, 2000. The Company, through two of its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. With the described external sources of liquidity available, the Company plans in the near future to employ a higher percentage of internal liquidity in acquiring slightly longer term assets (primarily investment securities) with greater call protection in an effort to enhance long-term interest earnings.

Future Plans
------------

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. A definitive schedule has not been formalized for this site.

The Company continues its research and development efforts associated with developing an internet presence. E-banking, as with other forms of E-commerce, continues to proliferate as to customer acceptance and, indeed, customer demand. The Company plans to offer a complete product line including, but not limited to, internal transactions and third party bill paying. The Company is moving cautiously, exploring not only product functionality, but with equally intense attention to security for the customer and the Company.

The Company plans to dissolve the previous joint venture relationship between PTB and a local real estate title agency due to less-than-desirable title insurance activity from the arrangement. PTB will then enter into a similar agreement as its sister bank (UCB) through the Virginia Bankers Association. This move is designed to enhance non-interest fee income for PTB.

Interactive voice response (IVR), a form of telephone banking, has been available to PTB customers for several years. Management anticipates this new customer service to be implemented at UCB by the end of the second quarter 2000.

Year 2000 Issue

The Company performed considerable testing and planning for the century date change prior to December 31, 1999. Actual expenses associated with this effort approximated $200,000 in 1999. The diminished production and efficiency through the diverted attention of staff members who would otherwise have been conducting normal banking operations is difficult to quantify. However, it clearly had a negative impact. The effort proved successful, with the coming and passing of year-end and the New Year, creating no material interruptions in normal activities. The Company continues to maintain an active internal Y2K committee comprised of Senior Management, other officers and staff under the direction of the Company's Executive Vice President and Chief Financial Officer. The committee meets monthly and subsequently reports on its activities to the Board of Directors. Certain other key dates in the year 2000 are identified as posing potential Y2K date sensitive risks. As of the printing of this report, the Company has processed two month-end dates, including the February 29, 2000 leap year date, with no material disruptions. Minor glitches have been identified and communicated with appropriate personnel as well as vendors, if applicable. No material negative customer impact has been identified. Additional costs or expenses associated with the Y2K issue are expected to be minimal.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Interest Sensitivity Analysis
---------------------------------------------

An important component of both earnings performance and liquidity is management of interest rate sensitivity. The Company's primary component of market risk is interest rate volatility. Net interest income, the Company's primary component of net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the re-pricing of the Company's assets and the liabilities which fund them. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. The Company seeks to manage this risk by monitoring and controlling the variation in re-pricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. There are a variety of factors which influence the re-pricing characteristics and market values of any given asset or liability. The matching of the re-pricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price, either by its contractual terms or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or re-price within a specific time period and the amount of interest-bearing liabilities anticipated to mature or re-price within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or re-pricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or re-pricing within that same time frame. Conversely, a gap is considered negative when the reverse relationship exists between interest rate sensitive assets and liabilities. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yield of its assets and, thus, a decrease in the institution's net interest income. An institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely manner.

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

Because many types of bonds are callable or can vary in average life as rates change, the Company considers what effect this could have on market value, and thus, potential earnings. Duration and Modified Duration are used without negative convexity and, therefore, are not as accurate predictors of price change when dealing with bonds that can have variable principal payouts ("callables", "mortgages"). Negative convexity is used in conjunction with EMD and is useful when there is a chance of more than one average life or workout date (maturity/call date). It reflects the fact that with these type bonds, market prices will almost always decrease in value more than they increase given the same rate shift up and down. EMD and convexity, when used together, provide a close approximation of market price changes per 1% moves in interest rates. Negative convexity usually works against the bondholder in both higher and lower rate scenarios. The following table sets forth the Company's present value change in equity associated with changes in asset value under various interest rate scenarios as of March 31, 2000.

The table reflects the impact on asset and liability values related to 100 and 200 basis-point (i.e., 1% and 2%) changes in market interest rates. The Company's balance sheet structure displays a more advantageous position in a moderately rising interest environment. This picture is validated by the Company's improvement in net interest income discussed above during the most recent period of rising interest rates.

                                                                           Current
                                      Minus 200 pts.    Minus 100 pts.    Fair Value      Plus 100 pts.   Plus 200 pts.

-----------------------------------------------------------------------------------------------------------------------
Securities                             108,536,406       105,751,577      102,761,225       99,164,582      94,992,476
    Market value change                  5,775,181         2,990,352                        (3,596,643)     (7,768,749)
Loans Receivable                       232,541,223       230,791,111      229,041,000      227,290,889     225,540,777
    Market value change                  3,500,223         1,750,111                        (1,750,111)     (3,500,223)
Total rate sensitive assets            341,077,629       336,542,688      331,802,225      326,455,471     320,533,253
Other assets                            58,333,260        56,817,501       55,301,742       53,785,983      52,270,224
----------------------------------------------------------------------------------------------------------------------
Total assets                           399,410,889       393,360,189      387,103,967      380,241,454     372,803,478
----------------------------------------------------------------------------------------------------------------------

Deposits
Rate sensitive                         219,420,070       217,146,325      214,872,580      212,860,007     210,847,434
    Market value change                 (4,547,490)       (2,273,745)                        2,012,573       4,025,146
Non rate sensitive                     137,370,850       133,881,085      130,391,321      126,901,556     123,411,792
    Market value change                 (6,979,529)       (3,489,764)                        3,489,764       6,979,529
-----------------------             --------------    --------------                    --------------  --------------

Total liabilities                      356,790,920       351,027,410      345,263,901      339,761,563     334,259,225
----------------------------------------------------------------------------------------------------------------------

Present Value Equity                    42,619,969        42,332,779       41,840,066       40,479,891      38,544,252
--------------------                --------------    --------------   --------------   --------------  --------------
Total Liabilities & Equity             399,410,889       393,360,189      387,103,967      380,241,454     372,803,478
--------------------------          --------------    --------------   --------------   --------------  --------------
Market Value Change                     (2,251,615)       (1,023,046)                          155,583        (264,296)

Percentage Change                           -5.28%            -2.42%                             0.38%          -0.69%

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

           (b)   Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ATLANTIC FINANCIAL CORP


Date:  May 15, 2000                    BY /s/ W. J. Farinholt
                                          --------------------------------
                                          W. J. Farinholt, President & CEO


Date:  May 15, 2000                    BY /s/ Kenneth E. Smith
                                          --------------------------------
                                          Kenneth E. Smith, Exec. Vice President
                                          & Chief Financial Officer