Form 10-Q
period 2000-06-30
ATLANTIC FINANCIAL CORP
filed 2000-08-14
CIK 1021921

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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

                                 (757) 595-7020
          ------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.


                      Common stock, $5 par value--4,168,185
                      -------------------------------------

                                      INDEX

ATLANTIC FINANCIAL CORP                                                Page No.

Part I.   Financial Information

          Item 1.  Financial Statements
                   Consolidated Balance Sheets--
                     June 30, 2000 and December 31, 1999                       3

                   Consolidated Statements of Income--
                     Six months ended June 30, 2000 and 1999                   4
                     Three months ended June 30, 2000 and 1999

                   Consolidated Statements of Stockholders' Equity--
                     Six months ended June 30, 2000 and 1999               5 - 6

                   Consolidated Statements of Cash Flows--
                     Six months ended June 30, 2000 and 1999                   7

                   Notes to Consolidated Financial Statements             8 - 11

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 12 - 16

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                         16 - 17

Part II.  Other Information:                                             18 - 19

          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities and Use of Proceeds
          Item 3.  Defaults Upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                             ATLANTIC FINANCIAL CORP
                           CONSOLIDATED BALANCE SHEETS
                            (In Thousands of Dollars)

                                                           (Unaudited)
                                                             June 30,             December 31,
ASSETS:                                                        2000                   1999
                                                           -------------         -------------
    Cash and due from banks                                  $  14 111             $  17 486
    Interest-bearing deposits in other banks                     1 885                 1 653
    Securities available for sale                               99 232                89 729
    Securities held to maturity (fair value of
        $9,373 and $9,786, respectively)                         9 609                 9 987
    Federal funds sold                                          16 351                22 577
    Loans, net                                                 227 694               223 513
    Premises and equipment                                      10 044                10 481
    Other real estate owned                                        246                   550
    Accrued interest receivable                                  3 153                 3 004
    Intangibles, net                                               980                 1 023
    Other assets                                                 3 996                 3 306
                                                             ---------             ---------
          TOTAL ASSETS                                       $ 387 301             $ 383 309
                                                             =========             =========

LIABILITIES:
    Deposits
      Non-interest bearing                                   $  55 694             $  52 026
      Interest-bearing                                         283 161               283 020
                                                             ---------             ---------
       TOTAL DEPOSITS                                          338 855               335 046
    Short-term borrowings                                        1 918                 2 976
    Accrued interest payable                                     1 243                 1 195
    Other liabilities                                            1 547                 1 054
                                                             ---------             ---------
          TOTAL LIABILITIES                                    343 563               340 271
                                                             ---------             ---------

STOCKHOLDERS' EQUITY:
    Preferred stock; $1 par value per share;
     authorized 1,000,000 shares; no shares
     issued and outstanding                                  $      --             $      --
    Common stock; $5 par value per share;
     authorized 20,000,000 shares; issued and
     outstanding 4,168,185 and 4,191,185
     shares, respectively                                       20 841                20 956
    Stock options                                                    1                     3
    Retained earnings                                           24 531                23 438
    Accumulated other comprehensive
      income, net                                               (1 635)               (1 359)
                                                             ---------             ---------
          TOTAL STOCKHOLDERS' EQUITY                            43 738                43 038
                                                             ---------             ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $ 387 301             $ 383 309
                                                             =========             =========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands of Dollars)
                                   (Unaudited)

                                               Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                               2000           1999            2000          1999
                                               ----           ----            ----          ----
INTEREST INCOME:
Loans and Fees                              $    5 526     $    5 244     $   10 946     $   10 323
Federal Funds Sold                                 242            290            543            590
Interest on Deposits at Other Banks                 27             20             41             26
Investment Securities                            1 764          1 458          3 413          2 828
                                            ----------     ----------     ----------     ----------
   Total Interest Income                         7 559          7 012         14 943         13 767

INTEREST EXPENSE:
Interest on deposits                             3 188          3 020          6 360          5 977
Interest on federal funds purchased
 and other borrowings                               24             26             45             42
                                            ----------     ----------     ----------     ----------
   Total Interest Expense                        3 212          3 046          6 405          6 019
                                            ----------     ----------     ----------     ----------
   Net Interest Income                           4 347          3 966          8 538          7 748

PROVISION FOR LOAN
AND LEASE LOSSES                                   130            137            200            209
                                            ----------     ----------     ----------     ----------
   Net Interest Income After
   Provision for Loan
   and Lease Losses                              4 217          3 829          8 338          7 539

OTHER INCOME:
Service Charges & Fees                             488            408            931            846
Securities Gains (Losses)                            5              1              5              1
Other income                                       131            107            261            215
                                            ----------     ----------     ----------     ----------

   Total Other Income                              624            516          1 197          1 062

OTHER EXPENSES:
Salaries & Employee Benefits                     1 720          1 606          3 441          3 136
Occupancy Expenses                                 243            238            493            469
Furniture & Equipment Expenses                     469            439            924            830
Other Operating Expenses                           649            766          1 348          1 516
                                            ----------     ----------     ----------     ----------
   Total Other Expenses                          3 081          3 049          6 206          5 951
                                            ----------     ----------     ----------     ----------
Income Before Income Taxes                       1 760          1 296          3 329          2 650
Applicable Income Taxes                            493            335            915            691
                                            ----------     ----------     ----------     ----------
   Net Income                               $    1 267     $      961     $    2 414     $    1 959
                                            ==========     ==========     ==========     ==========

    Earnings Per Share, Basic                      .31            .23            .58            .47
                                            ==========     ==========     ==========     ==========
    Earnings Per Share, Assuming
    Dilution                                       .30            .23            .57            .46
                                            ==========     ==========     ==========     ==========

Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      For the six months ended June 30, 2000
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                            Accumulated
                                                                                            Other
                                                  Common      Stock             Retained    Comprehensive   Comprehensive
                                                   Stock    Options   Surplus   Earnings    Income          Income          Total
                                                   -----    -------   -------   --------    ------          ------          -----
Balance, January 1, 2000                         $20 956         $3       - -    $23 438    ($1 359)                      $43 038
Comprehensive Income:
   Net Income                                        - -        - -       - -      2 414        - -        $2 414           2 414
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period, net of tax of $94                                                                    (276)            - -
                                                                                                           ------
   Other comprehensive income, net of tax            - -        - -       - -        - -       (276)         (276)           (276)
                                                                                                           ------
   Total comprehensive income                        - -        - -       - -        - -                   $2 138             - -
                                                                                                           ======

Exercise of stock options                            119         (2)      - -        - -        - -                           117
Purchase of common stock                            (234)       - -       - -       (359)       - -                          (593)
Cash dividends                                       - -        - -       - -       (962)       - -                          (962)
                                                 -------        ---    ------    -------     ------                       -------
Balance, June 30, 2000                           $20 841         $1    $  - -    $24 531    ($1 635)                      $43 738
                                                 ===================================================                      =======



Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1999
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                            Accumulated
                                                                                            Other
                                                  Common      Stock             Retained    Comprehensive   Comprehensive
                                                   Stock    Options   Surplus   Earnings    Income          Income         Total
                                                   -----    -------   -------   --------    ------          ------         -----
Balance, January 1, 1999                         $20 845         $6       - -    $21 048    $1 230                         $43 129
Comprehensive Income:
   Net Income                                        - -        - -       - -      1 959       - -          $1 959           1 959
   Other comprehensive income:
     Unrealized holding gains (losses) on
     securities available for sale arising
     during the period, net of tax of $153
                                                                                                            (1 452)            - -
                                                                                                            ------
   Other comprehensive income, net of tax            - -        - -       - -        - -      (1 452)       (1 452)         (1 452)
                                                                                                            ------
   Total comprehensive income                        - -        - -       - -        - -                    $  507             - -
                                                                                                            ======
Exercise of stock options                            127        (2)       - -        - -       - -                             125
Purchase of common stock                             (11)       - -       - -       (26)       - -                             (37)
Cash dividends                                       - -        - -       - -      (754)       - -                            (754)
                                                     ---        ---       ---      -----       ---                             ---
Balance, June 30, 1999                           $20 961         $4    $  - -    $22 227     ($222)                        $42 970
                                                 ==================================================                        =======


Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                            -----------------------

                                                                               2000          1999
                                                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $   2 414     $   1 959
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                 654           337
     Provision for loan losses                                                    200           209
     Amortization of premiums, net                                                 34            47
     (Gain) loss on sale of securities available for sale                          (5)           (1)
     (Gain) loss on sale of other real estate                                      28           (14)
     (Gain) loss on sale of premises and equipment                                - -            (1)
     Changes in operating assets and liabilities:
       Decrease (increase) in accrued interest receivable                        (149)           36
       Decrease (increase) in other assets                                       (548)          327
       Increase in accrued interest payable                                        48            27
       Increase in other liabilities                                              453           334
                                                                            ---------     ---------
          Net Cash Provided by Operating Activities                         $   3 129     $   3 260
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                            (4 458)      (13 073)
   Purchase of securities available for sale                                  (17 424)      (23 779)
   Proceeds from sales of securities available for sale                           427         1 619
   Proceeds from calls and maturities of securities available for sale          7 049        10 376
   Proceeds from calls and maturities of securities held to maturity              376         3 114
   Purchase of premises and equipment                                            (174)         (323)
   Proceeds from sales of premises and equipment                                  - -             1
   Proceeds from sales of other real estate                                       353            79
                                                                            ---------     ---------
          Net Cash (Used In) Investing Activities                           ($13 851)     ($21 986)
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                     $   3 809     $  13 936
   Issuance of common stock                                                       117           127
   Repurchase of common stock                                                    (593)          (36)
   Proceeds from long-term debt                                                   - -         1 550
   Net increase (decrease) in short-term borrowings                            (1 058)         (439)
   Cash dividends paid                                                           (922)       (1 302)
                                                                            ---------     ---------
          Net Cash Provided by Financing Activities                         $   1 353     $  13 836
                                                                            ---------     ---------

            Net Increase In Cash and Cash Equivalents                       ($  9 369)    ($  4 890)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                41 716        41,306
                                                                            ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   $  32 347     $  36 416
                                                                            =========     =========







Notes to financial statements are an integral part of these statements.

                             ATLANTIC FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    General

      The consolidated statements include the accounts of Atlantic Financial Corp and its subsidiaries, Peninsula Trust Bank, Inc. (PTB) and United Community Bank (UCB). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the six months ended June 30, 2000 and 1999.

      The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Investment Securities

      Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                   June 30, 2000
                                                  ---------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  100            --            (1)          99
US Government and federal agencies                   28 821            10        (1 235)      27 596
States and local governments                         31 619            65          (745)      30 939
Mortgage-backed securities                           28 073            16          (836)      27 253
Corporate debt obligations                            4 548            --          (227)       4 321
Collateralized mortgage obligations                   2 837             2           (45)       2 794
Restricted stocks                                     1 205            --             --       1 205
Other securities                                      4 507           957          (439)       5 025
                                                  ---------     ---------     ----------    --------
                                                  $ 101 710     $   1 050     $  (3 528)    $ 99 232
                                                  =========     =========     ==========    ========

      Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                   June 30, 2000
                                                 ----------------------------------------------------
                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                 ----------------------------------------------------
                                                                (In Thousands of Dollars)
US Government and federal agencies                    2 343            --          (113)        2 230
States and local governments                          5 503             5           (72)        5 436
Mortgage-backed securities                            1 763            --           (56)        1 707
                                                   --------         -----       --------     --------
                                                   $  9 609         $   5       $  (240)     $  9 373
                                                   ========         =====       ========     ========

                             ATLANTIC FINANCIAL CORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

      Securities available for sale at December 31, 1999 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                  ---------------------------------------------------
                                                                (In Thousands of Dollars)
US Treasury Securities                                  857             1            (3)         855
US Government and federal agencies                   27 392             8        (1 126)      26 274
State and local governments                          30 278           100          (706)      29 672
Mortgage-backed securities                           22 289            --          (889)      21 400
Corporate debt obligations                            4 149            --          (119)       4 030
Collateralized mortgage obligations                   1 780            --           (30)       1 750
Restricted stocks                                     1 205            --             --       1 205
Other securities                                      3 839           791           (87)       4 543
                                                  ---------       -------     ----------    --------
                                                  $  91 789       $   900     $  (2 960)    $ 89 729
                                                  =========       =======     ==========    ========

      Securities held to maturity at December 31, 1999 consist of the following:

                                                                    Gross          Gross    Estimated
                                                   Amortized   Unrealized     Unrealized       Market
                                                        Cost        Gains       (Losses)        Value
                                                   --------------------------------------------------
                                                                (In Thousands of Dollars)
US Government and federal agencies                    2 593            --          (102)       2 491
State and local governments                           5 549            14           (55)       5 508
Mortgage-backed securities                            1 845            --           (58)       1 787
                                                   --------       -------       --------    --------
                                                   $  9 987       $    14       $  (215)    $  9 786
                                                   ========       =======       ========    ========

                                                         Six Months Ended
                                                             June 30,
                                                   -----------------------------
                                                     2000                 1999
                                                   ---------           ---------
                                                     (In Thousands of Dollars)

Gross proceeds from sales of securities                  422               1 619
                                                   =========           =========
Gross Gains on Sale of Securities                          5                   3
Gross Losses on Sale of Securities                        --                   3
                                                   ---------           ---------
  Net Securities Gains (Losses)                            5                  --
                                                   =========           =========

                             ATLANTIC FINANCIAL CORP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                   (Unaudited)

3.    Loans

      Major classifications of loans are as follows:

                                                                   June 30,          December 31,
                                                                    2000                 1999
                                                                 -----------          -----------
                                                                     (In Thousands of Dollars)
Commercial (except those secured by real estate)                      32 076               31 824
Agriculture (except those secured by real estate)                      5 988                5 066
Real estate mortgage:
   Construction and land development                                  18 176               15 995
   Residential (1-4 family)                                           57 620               57 089
   Home equity lines                                                  17 453               16 663
   Commercial                                                         58 220               58 064
   Agricultural                                                        4 711                5 067
Loans to individuals for household,
 family and other consumer expenditures                               36 006               36 497
All other loans                                                          609                  475
                                                                 -----------          -----------
                                                                     230 859              226 740
Less unearned income                                                    (537)                (564)
                                                                 -----------          -----------
Less allowance for loan losses                                        (2 628)              (2 663)
                                                                 -----------          -----------
Loans, net                                                          $227 694             $223 513
                                                                 ===========          ===========

      The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                  Six Months           Six Months
                                                    Ended                Ended
                                                   June 30,             June 30,           December 31,
                                                     2000                 1999                1999
                                                   --------             --------            --------
                                                                (In Thousands of Dollars)
Balance at beginning of year                          2 663                2 424               2 424
Provision for loan losses                               200                  209                 505
Recoveries                                               98                  181                 257
Charge-offs                                            (333)                (198)               (523)
                                                   --------             --------            --------
Balance at end of period                           $  2 628             $  2 616            $  2 663
                                                   ========             ========            ========

      Nonperforming assets consist of the following:

                                                   June 30,         December 31,
                                                     2000               1999
                                                   --------           -------
                                                    (In Thousands of Dollars)

Nonaccrual Loans                                      1 606               632
Restructured Loans                                       --                --
                                                   --------           -------
Nonperforming Loans                                   1 606               632
Foreclosed Properties                                   246               550
                                                   --------           -------
Nonperforming Assets                               $  1 852           $ 1 182
                                                   ========           =======

      Total loans past due 90 days or more and still accruing were $755 on June 30, 2000 and $622 on December 31, 1999.

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

                                                        June 30, 2000                      June 30, 1999
                                                        -------------                      -------------
                                                                 Per Share                          Per Share
                                                    Shares          Amount               Shares        Amount
                                                    ------          ------               ------        ------
Basic Earnings Per Share                         4 184 622         $   .58            4 185 685       $   .47

Effect of dilutive securities:
  Nonemployee directors' stock options              10 606                               20 796
  Employee incentive stock options                  41 119                               59 500
                                                 ---------                            ---------

Diluted Earnings Per Share                       4 236 347         $   .57            4 265 981       $   .46
                                                 =========         =======            =========       =======


5.    Capital Requirements

      A comparison of the Company's capital as of June 30, 2000 with the minimum requirements is presented below:

                                                       Minimum
                                      Actual         Requirements
                                      ------         ------------
Tier I Risk-based Capital             17.02%            4.00 %
Total Risk-based Capital              18.03%            8.00 %
Leverage Ratio                        11.81%            4.00 %

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain information contained in this report may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General
-------

The following discussion presents management's discussion and analysis of the consolidated financial condition and results of operations of Atlantic Financial Corp (the "Company") as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and other financial data appearing elsewhere in this report.

The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries, Peninsula Trust Bank and United Community Bank, the successor of the merger of The Bank of Franklin and The Bank of Sussex and Surry. Contributions from the Company's 51% membership interest in Johnson Mortgage Co. LLC are also reflected in the financial results.

In July 2000, the Company signed a definitive agreement to affiliate with F&M National Corporation of Winchester, Virginia. Additional information on this affiliation appears in Part II, Item 5, below.

Results of Operations

Earnings
--------

         Quarterly performance comparison
         --------------------------------

Net income for the second quarter ended June 30, 2000 totaled $1,267,000, compared to $961,000 for the same period in 1999. This performance not only represented an impressive 31.8% increase in absolute dollars, but, expressed as earnings per share (EPS), also represented $.30 compared to $.23 for the same period in 1999, a 30.4% increase. Both of these performance measures were historical highs for the Company. Return on average total assets (ROA) for the current quarter equaled 1.34% on an annualized basis, which compared favorably to the 1.05% level for the same period in 1999. Sequential quarter comparison was also favorable as the current quarter displayed a 10.5% increase in dollars, 11.1% increase in EPS, and 10.7% increase in ROA compared to the first quarter of this year.

Net interest income (tax equivalent interest income less interest expense) for the second quarter 2000 totaled $4.3 million (a 9.6% increase over the second quarter 1999 and a 3.7% increase over the first quarter 2000). The largest contributor to the improved net interest earnings was interest income from investment activities, which demonstrated a 15.0% increase over the second quarter 1999. The Company continued its efforts to invest the excess liquid funds accumulated as a part of Year 2000

(Y2K) liquidity planning during 1999. The net interest margin (tax equivalent net interest income expressed as a percentage of average earning assets) increased from 4.77% in the second quarter 1999 to 5.13% in the second quarter 2000, continuing a positive trend evidenced by the 4.96% reported for the first quarter of 2000. The average yield on interest earning assets increased 48 basis points during a time when the average rate on interest bearing liabilities increased only 19 basis points. As a result, the 7.80% increase in interest income for the second quarter 2000 more than compensated for the 5.45% increase in interest expense for the same period. The Company's balance sheet continues to be asset sensitive as related to its interest sensitivity position; that is, its assets re-price more quickly than its liabilities. Since June 1, 1999 the Federal Reserve Board has increased short-term interest rates 175 basis points in six separate rate adjustments. The Company enjoyed more rapid increase in interest income than the corresponding increase in interest expense during this period.

Non-interest income for the current quarter increased 20.9% over the same quarter in 1999. As discussed in its Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB and 10-Q for previous periods, the Company has taken certain initiatives to expand non-interest opportunities. These initiatives have included offering mortgage and investment services. The Company has performed extensive review of its services, particularly in the areas of ATM activities and deposit account overdraft charges. Various increase adjustments have been made in these areas to more closely cover associated operational costs, as well as reflect pricing of competitor institutions. Service charges on deposit accounts demonstrated a 19.8% increase for the current quarter compared to the second quarter 1999, while other miscellaneous income (primarily other customer service fees) increased 22.4% for the same comparative interim period.

Non-interest expense for the second quarter 2000 totaled $3.1 million, compared to $3.0 million in the second quarter 1999, a 1.1% increase. This result is a positive trend relative to the 9.6% increase in net interest income discussed above. Additionally, as discussed in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999, the $3.0 million figure equaled a 17.4% increase over the same period in 1998. This trend demonstrates the Company's ability to more efficiently control expenses in this area after several growth initiatives (merger and branch openings) and technology advancements in 1998. Other miscellaneous expenses reflected a decrease of 15.2% when comparing the second quarters of 2000 and 1999.

         Six month, year to date comparative performance
         -----------------------------------------------

For the six months ended June 30, 2000, net income of $2.4 million constituted an EPS of $.57, fully diluted, representing impressive 23.2% and 23.9% increases, respectively, over these same measures for the corresponding period in 1999. The improving total net income continues to be a story of balanced performance throughout the income statement. A 6.4% increase in interest expense was adequately offset by an 8.5% interest income increase, resulting in a 10.2% improvement of net interest income. A 12.7% improvement in non-interest income was impressive in the face of a 4.3% increase in non-interest expense. Improved performance was also evidenced by the 1.27% ROA for the current period compared to 1.08% for the same period in 1999.

Improvement in net interest income for the current six months mirrored the quarterly analysis discussed above. Investment activities demonstrated a 16.1% increase over the same period in 1999. Overnight and short-term maturing investments were employed in longer term higher yielding securities, enhancing the overall yield of the investment portfolio. Interest income on loans moved more in step with cost of funds interest expense reflecting 6.0% and 6.4% increases, respectively. The net interest margin grew from 4.82% for the period ended June 30, 1999 to 5.04% for the current period end.

Non-interest income year to date, similar to the second quarter's analysis above, reflected an improvement that was driven by increased service charges on deposit accounts, other customer fees, and fees from investment services. The investment services area produced year-to-date net income of $75,000, while the mortgage banking affiliate recorded a modest year-to-date net loss of $34,000 due to reduced production in the refinance area as interest rates have risen.

The modest increase in non-interest expense was the result of management's restrictive and even reduction-minded practices over all areas of overhead expenses.

Effects of Inflation
--------------------

Interest rates are affected by inflation, but the timing and magnitude of the changes may not coincide with changes in the consumer price index. Management actively monitors interest rate sensitivity, utilizing multiple tools such as Gap Analysis in order to minimize the effects of inflationary trends on interest rates. Other areas of non-interest expenses such as personnel costs, costs of computer hardware and software, and even fuel costs may be more directly affected by inflation. There have been no material inflationary effects during the past three years.

Financial Condition

The Company experienced a flat balance sheet during the first half of 2000, with total assets increasing $4.0 million, or 1.0% over December 31, 1999. Historically, the first quarter has less growth than any other quarters, due in part to a segment of the deposit base reflecting cyclical growth in the fourth quarter followed by balance shrinkage during the first quarter. The second quarter saw continuation of intense competitive pressure on certificate of deposit (CD) interest rates. Some of this pressure has driven rates higher than management considers prudent within the Company's balance sheet strategy and has resulted in moderate run-off of maturing CDs. Minimal growth was funded with new non-interest bearing deposits, which reflected a $3.7 million, or 7.1%, increase for the six months ending June 30, 2000.

Loan demand increased moderately during the first six months, evidenced by net loans increasing $4.2 million, or 1.9%, from December 31, 1999. Competition for loans intensified primarily relative to pricing as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company has been reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. This reluctance is particularly acute in the face of the intense competition for deposits noted above and the associated funding challenges. The underwriting practices of the Company continue to emphasize the relationship between risk and rate in pricing considerations, rather than responding to pressures from competitor pricing. Also, as noted above, current pressure on funding sources will cause the Company to be more selective in loan approvals, attempting to maximize yield and credit quality.

The Company maintained during the second quarter its practice of selling Federal funds, having sold continuously on a daily basis in amounts averaging $15.4 million, or 4.07% of average total assets. These figures compare to $24.0 million and 6.52%, respectively, for the second quarter 1999. The quarter-end balance of $16.4 million represented a $6.2 million (or 27.6%) decrease from December 31, 1999.

The level of the investment account increased approximately $9.1 million (9.2%) during the first six months of 2000, ending the period at $108.8 million or 28.1% of total assets. The portfolio was used to absorb some of the excess Y2K liquidity that built up during 1999. The portfolio is comprised of less than 1% US Treasuries, 56% US government agencies, mortgage-backed securities and collateralized mortgage obligations, 33% state, county and municipal governments and 10% other debt and equity securities.

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

Deposits represent 98.6% of total liabilities of the Company, including non-interest bearing checking accounts, which represent 16.4% of total deposits on June 30, 2000. Short-term borrowings of $1.9 million reflected a $1.1 million (35.6%) decline from December 31, 1999. The decrease was represented primarily ($.9 million) by a reduction in retail repurchase agreements (securities sold under agreements to repurchase). The decline is considered cyclical and of no concern.

Provision / Allowance for Loan Losses & Asset Quality
-----------------------------------------------------

Asset quality continues to be sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $4.9 million (2.1% of total outstandings). Included in the 30 day total are $755,000, which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $1.6 million at June 30, 2000, which represented 0.7% of total outstanding loans and 61.1% of the loan loss reserve. Foreclosed properties totaled $246,000 at June 30, 2000, with potential losses expected to be minimal. Trends in this area have been relatively stable during the past six months.

During the second quarter of 2000, the Company expensed $130,000 as provision for possible loan losses. This amount was added to the Allowance for Loan and Lease Losses (ALLL), while gross charge-offs for the quarter were $179,000 and total recoveries were $63,000.

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

The ALLL equaled $2.6 million June 30, 2000, or 1.14% of total outstanding loans. Additionally, the Company's use of a documented system for internal loan classifications more accurately identifies ongoing credit risk imbedded within the loan portfolio. Classifications are assigned a risk rating with a corresponding percentage of the current balance considered in the ALLL depending on the severity of the risk. The results of the self classification system are compared to the ALLL each month, reviewed by Senior Management, and reported to the Board of Directors. The June 30, 2000 evaluation indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

The Company has two defaulted investment securities for which no interest is being accrued. The bonds were originally issued by an Industrial Development Authority (IDA) with a "Support Agreement" included from the municipality for which the IDA was formed. The municipality has indicated that it will honor its commitment upon completion of the IDA selling all of the assets of the project for which the bonds were originally issued. It is anticipated that this will return all principal plus interest at the bond's stated coupon rate through the date of payment by the municipality, with no loss. No reserve has been established by the Company; however, the combined outstanding balance of the two securities ($151,000 as of June 30, 2000) has been carried in a non-accruing status since the fourth quarter 1999.

Capital and Liquidity
---------------------

Equity capital at June 30, 2000 totaled $43.7 million, representing 11.3% of total assets, compared to $43.0 million as of December 31, 1999. Exclusive of adjustments for unrealized gains/losses on securities classified as available for sale, total equity equaled $45.4 million or 11.7% of total assets, compared to $44.4 million at December 31, 1999. This level is adequate to support both current operations, as well as asset growth to a level in excess of $500 million without external augmentation.

Pursuant to the Company's Share Repurchase Plan, the Company purchased 31,000 shares during the current quarter for a total of $386,900. Since this Plan's adoption in 1999, 52,900 shares totaling $692,744 have been repurchased. The Plan originally provided for up to 100,000 shares to be repurchased in an amount not to exceed $2,000,000. Pursuant to the announced plan of merger with F&M National Corporation, the Share Repurchase Plan has been suspended and will be terminated during the third quarter, with no further shares being repurchased.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 13.3% of total demand deposits at June 30, 2000. The Company, through two of its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. With the described external sources of liquidity available, the Company, during the first half of 2000, employed a higher percentage of internal liquidity in acquiring slightly longer term assets (primarily investment securities) with greater call protection in an effort to enhance long-term interest earnings.

Future Plans
------------

As stated above, the Company has signed a definitive agreement ("the agreement") with F&M National Corporation. The transaction is expected to close no later than the first quarter of 2001.

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. A definitive schedule has not been formalized for this site.

The Company plans to merge its two subsidiary banks into one bank before the end of the current year. This will allow for full implementation of telephone banking and image processing throughout all of its banking offices, whereas these services are currently offered only throughout the offices of PTB.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Interest Sensitivity Analysis
---------------------------------------------

An important component of both earnings performance and liquidity is management of interest rate sensitivity. The Company's primary component of market risk is interest rate volatility. Net interest income, the Company's primary component of net income, is subject to substantial risk due to changes in interest rates or changes in market yield curves, particularly if there is a substantial variation in the timing between the re-pricing of the Company's assets and the liabilities that fund them. Interest rate sensitivity reflects the potential effect on net interest income of a movement in market interest rates. The Company seeks to manage this risk by monitoring and controlling the variation in re-pricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. There are a variety of factors that influence the re-pricing characteristics and market values of any given asset or liability. The matching of the re-pricing characteristics of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or re-price, either by its contractual terms or based upon certain assumptions made by management, within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to mature or re-price within a specific time period and the amount of interest-bearing liabilities anticipated to mature or re-price within that same time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or re-pricing within a specific time frame exceeds the amount of interest rate sensitive liabilities maturing or re-pricing within that same time frame. Conversely, a gap is considered negative when the reverse relationship exists between interest rate sensitive assets and liabilities. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yield of its assets and, thus, a decrease in the institution's net interest income. An institution with a positive gap would generally be expected to experience the opposite results. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. Management monitors interest rate sensitivity so that adjustments in the asset and liability mix, when deemed appropriate, can be made on a timely manner.

The Company uses earnings simulations, duration, and gap analysis to analyze and project future interest rate risk. The investment portfolio, specifically, is analyzed as to interest rate risk as well as call and extension risk. These three elements combined will have a direct bearing on long term portfolio profitability, both in terms of price change and, importantly, future yield. The amount of interest rate risk and call and extension risk contained in the portfolio will either stabilize or destabilize future Company earnings if overall interest rates change. The best mathematical measurements of interest rate risk and call and extension risk are EMD and convexity, especially in today's environment with so many bonds containing direct or indirect call options.

Because many types of bonds are callable or can vary in average life as rates change, the Company considers what effect this could have on market value, and thus, potential earnings. Duration and Modified Duration are used without negative convexity and, therefore, are not as accurate predictors of price change when dealing with bonds that can have variable principal payouts ("callables", "mortgages"). Negative convexity is used in conjunction with EMD and is useful when there is a chance of more than one average life or workout date (maturity/call date). It reflects the fact that with this type of bonds, market prices will almost always decrease in value more than they increase given the same rate of shift up and down. EMD and convexity, when used together, provide a close approximation of market price changes per 1% moves in interest rates. Negative convexity usually works against the bondholder in both higher and lower rate scenarios.

Certain information regarding the Company's present value change in equity associated with changes in asset values under various interest rate scenarios as of March 31, 2000 was presented in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. There have been no material changes in that information.

The Company's balance sheet structure displays a more advantageous position in a moderately rising interest environment. This picture is validated by the Company's improvement in net interest income during the most recent period of rising interest rates, as discussed above.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 25, 2000, the Annual Meeting of Shareholders was held to vote on the following matters: to elect five directors for a term of three years each and to ratify the appointment by the Board of Directors of the firm of Yount, Hyde & Barbour, P.C. as the Company's independent, external auditors for the year ending December 31, 2000. A total of 3,044,678 shares were voted, which represented 72.9% of the 4,177,585 outstanding as of the record date of March 15, 2000. The results of the votes on these matters were as follows:

           (1)    Election of Directors


                                                        For         Withheld
                                                        ---         --------

                  Harry M. Healy                     3,005,879       38,799
                  Hersey M. Mason, Jr.               3,004,306       40,372
                  William B. Savedge                 3,003,479       41,199
                  Marion G. Smith                    3,005,266       39,412
                  F. Bruce Stewart                   3,008,379       36,299



           (2)    Ratification of Accountants / External Auditors

                          For        Against      Withheld
                          ---        -------      --------

                       3,000,990      1,030        42,658


Item 5.    Other Information

           On July 6, 2000, the Company announced the signing of a definitive agreement for the affiliation of the Company and F&M National Corporation of Winchester, Virginia. Under the terms of the agreement, F&M will exchange 0.753 shares of its common stock for each share of Atlantic stock.

           The transaction is expected to be completed no later than the first quarter of 2001. The matter requires the approval of various regulatory agencies and the shareholders of the Company and satisfaction of other standard conditions. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. The Company's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, will be combined and will be operated as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic.

           F&M   National   Corporation   is  a   multi-bank   holding   company
           headquartered in Winchester, Virginia, with assets in excess of $3.2 billion at March 31, 2000, and 128 banking offices.

           An acquisition of $310 million in deposits and 15 locations was announced on May 4, 2000 and is scheduled to close in the third quarter of 2000. F&M currently operates ten banking affiliates in Virginia, West Virginia and Maryland and offers insurance and financial services through two subsidiaries. F&M also operates F&M Trust Company. F&M's common stock is listed on the New York Stock Exchange under the symbol "FMN."

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


                                     ATLANTIC FINANCIAL CORP


Date:  August 14, 2000                    BY  /s/ W. J. Farinholt
                                            ------------------------------------
                                          W. J. Farinholt, President & CEO


Date:  August 14, 2000                    BY  /s/ Kenneth E. Smith
                                            ------------------------------------
                                          Kenneth E. Smith, Exec. Vice President
                                          & Chief Financial Officer