Form 10-Q
period 2000-09-30
ATLANTIC FINANCIAL CORP
filed 2000-11-14
CIK 1021921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                        Commission file number  0-21285
                                                -------


                            ATLANTIC FINANCIAL CORP
            (Exact Name of Registrant as Specified in its Charter)

             VIRGINIA                                     54-1809409
 ---------------------------------          ------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


                         737 J. Clyde Morris Boulevard
                         Newport News, Virginia  23601
                 --------------------------------------------
                   (Address of Principal Executive Offices)


                                (757) 595-7020
           --------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

________________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.


                     Common stock, $5 par value--4,178,785
                     -------------------------------------

                                     INDEX

ATLANTIC FINANCIAL CORP                                               Page No.
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets--
                    September 30, 2000 and December 31, 1999                 3

                  Consolidated Statements of Income--
                    Nine months ended September 30, 2000 and 1999            4
                    Three months ended September 30, 2000 and 1999

                  Consolidated Statements of Stockholders' Equity--
                    Nine months ended September 30, 2000 and 1999        5 - 6

                  Consolidated Statements of Cash Flows--
                    Nine months ended September 30, 2000 and 1999            7

                  Notes to Consolidated Financial Statements            8 - 11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                12 - 16

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                        16 - 17

Part II. Other Information:                                                 18

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

Signatures

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            ATLANTIC FINANCIAL CORP
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                               (Unaudited)
                                                Sept 30,     December 31,
                                                   2000          1999
                                                ----------   ------------
ASSETS:
  Cash and due from banks                         $ 13 274       $ 17 486
  Interest-bearing deposits in other banks           1 837          1 653
  Securities available for sale                     99 779         89 729
  Securities held to maturity (fair value of
     $9,176 and $9,786, respectively)                9 309          9 987
  Federal funds sold                                16 889         22 577
  Loans, net                                       231 609        223 513
  Premises and equipment                             9 844         10 481
  Other real estate owned                              169            550
  Accrued interest receivable                        3 593          3 004
  Intangibles, net                                     951          1 023
  Other assets                                       3 142          3 306
                                                  --------       --------
     TOTAL ASSETS                                 $390 396       $383 309
                                                  ========       ========

LIABILITIES:
  Deposits
   Non-interest bearing                           $ 52 570       $ 52 026
   Interest-bearing                                287 912        283 020
                                                  --------       --------
   TOTAL DEPOSITS                                  340 482        335 046
  Short-term borrowings                              1 678          2 976
  Accrued interest payable                           1 559          1 195
  Other liabilities                                  1 516          1 054
                                                  --------       --------
     TOTAL LIABILITIES                             345 235        340 271
                                                  --------       --------

STOCKHOLDERS' EQUITY:
  Preferred stock; $1 par value per share;
   authorized 1,000,000 shares; no shares
   issued and outstanding                         $     --   $         --
  Common stock; $5 par value per share;
   authorized 20,000,000 shares; issued and
   outstanding 4,178,785 and 4,191,185
   shares, respectively                             20 894         20 956
  Stock options                                         --              3
  Retained earnings                                 25 163         23 438
  Accumulated other comprehensive
    income, net                                       (896)        (1 359)
                                                  --------       --------
     TOTAL STOCKHOLDERS' EQUITY                     45 161         43 038
                                                  --------       --------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                        $390 396       $383 309
                                                  ========       ========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP
                       CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                Three Months ended  Nine Months Ended
                                                       Sept 30,         Sept 30,
                                                   2000     1999     2000      1999
                                                  ------   ------   -------   -------
INTEREST INCOME:
Loans and Fees                                    $5 804   $5 375   $16 750   $15 680
Federal Funds Sold                                   301      191       843       781
Interest on Deposits at Other Banks                   31       21        72        47
Investment Securities                              1 744    1 550     5 158     4 378
                                                  ------   ------   -------   -------
  Total Interest Income                            7 880    7 137    22 823    20 886

INTEREST EXPENSE:
Interest on deposits                               3 512    3 043     9 872     9 020
Interest on federal funds purchased
 and other borrowings                                 23       29        69        71
                                                  ------   ------   -------   -------
  Total Interest Expense                           3 535    3 072     9 941     9 091
                                                  ------   ------   -------   -------
  Net Interest Income                              4 345    4 065    12 882    11 795

PROVISION FOR LOAN
AND LEASE LOSSES                                     310      136       510       345
                                                  ------   ------   -------   -------
  Net Interest Income After
  Provision for Loan
  and Lease Losses                                 4 035    3 929    12 372    11 450

OTHER INCOME:
Service Charges & Fees                               477      464     1 408     1 310
Securities Gains (Losses)                              9        -        14         1
Other income                                         149      141       381       375
                                                  ------   ------   -------   -------

  Total Other Income                                 635      605     1 803     1 686

OTHER EXPENSES:
Salaries & Employee Benefits                       1 739    1 737     5 181     4 873
Occupancy Expenses                                   249      245       742       714
Furniture & Equipment Expenses                       443      413     1 367     1 243
Other Operating Expenses                             686      775     2 004     2 292
                                                  ------   ------   -------   -------
  Total Other Expenses                             3 117    3 170     9 294     9 122
                                                  ------   ------   -------   -------
Income Before Income Taxes                         1 553    1 364     4 881     4 014
Applicable Income Taxes                              420      337     1 334     1 028
                                                  ------   ------   -------   -------
  Net Income                                      $1 133   $1 027   $ 3 547   $ 2 986
                                                  ======   ======   =======   =======

  Earnings Per Share, Basic                          .27      .25       .85       .71
                                                  ======   ======   =======   =======
  Earnings Per Share, Assuming
  Dilution                                           .27      .24       .84       .70
                                                  ======   ======   =======   =======

Notes to financial statements are an integral part of these statements.ATLANTIC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2000
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                        Accumulated
                                                                                        Other
                                                 Common     Stock            Retained   Comprehensive   Comprehensive
                                                  Stock   Options   Surplus  Earnings   Income          Income          Total
                                                -------   -------   -------  --------   -------------   -------------   -----
Balance, January 1, 2000                        $20 956     $   3       - -    $23 438        ($1 359)                    $43 038
Comprehensive Income:
  Net Income                                        - -       - -       - -      3 547            - -        $ 3 547        3 547
  Other comprehensive income:
   Unrealized holding gains (losses) on
   securities available for sale arising
   during the period, net of tax of $243                                                                         472          - -
  Less: reclassification adjustment, net of tax
 of $5                                                                                             (9)            (9)          (9)
                                                                                                             -------
  Other comprehensive income, net of tax            - -       - -       - -        - -            472            463          463
                                                                                                              -------
  Total comprehensive income                        - -       - -       - -        - -                        $ 4 010         - -
                                                                                                              =======
Exercise of stock options                           172        (3)      - -        - -            - -                         169
Purchase of common stock                           (234)      - -       - -       (359)           - -                        (593)
Cash dividends                                      - -       - -       - -     (1 463)           - -                      (1 463)
                                                -------   -------   -------    -------  -------------                     -------
Balance, September 30, 2000                     $20 894     $ - -     $ - -    $25 163       ($   896)                    $45 161
                                                =======   =======   =======    =======  =============                     =======


Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1999
                           (In Thousands of Dollars)
                                  (Unaudited)


                                                                                    Accumulated
                                                                                       Other
                                            Common    Stock             Retained   Comprehensive   Comprehensive
                                            Stock    Options   Surplus  Earnings       Income          Income       Total
                                           --------  --------  -------  ---------  --------------  --------------  --------
Balance, January 1, 1999                   $20 845       $ 6       - -   $21 048         $ 1 230                   $43 129
Comprehensive Income:
 Net Income                                    - -       - -       - -     2 986             - -         $ 2 986     2 986
 Other comprehensive income:
  Unrealized holding gains (losses) on
  securities available for sale arising
  during the period, net of tax of $390                                                                   (1 986)      - -
                                                                                                         -------
 Other comprehensive income, net of tax        - -       - -       - -       - -          (1 986)         (1 986)   (1 986)
                                                                                                         -------
 Total comprehensive income                    - -       - -       - -       - -                         $ 1 000       - -
                                                                                                         =======
Exercise of stock options                      127        (2)      - -       - -             - -                       125
Purchase of common stock                       (22)      - -       - -       (50)            - -                       (72)
Cash dividends                                 - -       - -       - -    (1 131)            - -                    (1 131)
                                           -------   -------   -------   -------   -------------                   -------
Balance, September 30, 1999                $20 950       $ 4    $  - -   $22 853           ($756)                  $43 051
                                           =======   =======   =======   =======   =============                   =======

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                           Nine months ended
                                                                              September 30,
                                                                   ---------------------------------
                                                                           2000         1999
                                                                        --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                             $    3 547   $    2 986
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                                976          941
   Provision for loan losses                                                   510          345
   Amortization of premiums, net                                                62           76
   (Gain) loss on sale of securities available for sale                        (14)          (1)
   (Gain) loss on sale of other real estate                                     30          (14)
   (Gain) loss on sale of premises and equipment                                (1)          (1)
   Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest receivable                        (589)        (375)
    Decrease (increase) in other assets                                        (75)         600
    Increase in accrued interest payable                                       364            9
    Increase in other liabilities                                              422          781
                                                                        ----------   ----------
     Net Cash Provided by Operating Activities                          $    5 232   $    5 347
                                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in loans                                           (8 682)     (18 393)
 Purchase of securities available for sale                                 (19 929)     (31 722)
 Proceeds from sales of securities available for sale                          427        1 619
 Proceeds from calls and maturities of securities available for sale        10 111       15 835
 Proceeds from calls and maturities of securities held to maturity             672        3 854
 Purchase of premises and equipment                                           (285)        (798)
 Proceeds from sales of premises and equipment                                  19            1
 Proceeds from sales of other real estate                                      428           79
                                                                        ----------   ----------
     Net Cash (Used In) Investing Activities                            ($  17 239) ($   29 525)
                                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits                                                   $    5 436   $    6 622
 Issuance of common stock                                                      169          125
 Repurchase of common stock                                                   (593)         (72)
 Net increase (decrease) in short-term borrowings                           (1 298)        (859)
 Cash dividends paid                                                        (1 423)      (1 679)
                                                                        ----------   ----------
     Net Cash Provided by Financing Activities                          $    2 291   $    4 137
                                                                        ----------   ----------

      Net Increase In Cash and Cash Equivalents                          ($  9 716)  ($  20 041)


CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             41 716       41,306
                                                                        ----------   ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $   32 000   $   21 265
                                                                        ==========   ==========

Notes to financial statements are an integral part of these statements.

                            ATLANTIC FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The consolidated statements include the accounts of Atlantic Financial Corp and its subsidiaries, Peninsula Trust Bank, Inc. (PTB) and United Community Bank (UCB). All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial positions as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the nine months ended September 30, 2000 and 1999.

   The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2. Investment Securities

   Amortized cost and carrying amount (estimated fair value) of securities available for sale are summarized as follows:

                                                                      September 30, 2000
                                                   ----------------------------------------------------
                                                                       Gross         Gross    Estimated
                                                   Amortized      Unrealized    Unrealized       Market
                                                        Cost           Gains      (Losses)        Value
                                                   ----------------------------------------------------
                                                                 (In Thousands of Dollars)
US Treasury Securities                                   100              --           (1)           99
US Government and federal agencies                    28 188              47         (986)       27 249
States and local governments                          31 269             134         (462)       30 941
Mortgage-backed securities                            27 592              67         (575)       27 084
Corporate debt obligations                             4 348              --         (191)        4 157
Collateralized mortgage obligations                    3 927               2          (50)        3 879
Restricted stocks                                      1 205              --           --         1 205
Other securities                                       4 507           1 083         (425)        5 165
                                                   ---------          ------      -------       -------
                                                   $ 101 136          $1 333      $(2 690)      $99 779
                                                   =========          ======      =======       =======

   Amortized cost and carrying amount (estimated fair value) of securities held to maturity are summarized as follows:

                                                                     September 30, 2000
                                                 ---------------------------------------------------------
                                                                       Gross         Gross    Estimated
                                                 Amortized        Unrealized    Unrealized       Market
                                                      Cost             Gains      (Losses)        Value
                                                ---------------------------------------------------------
                                                                 (In Thousands of Dollars)
US Government and federal agencies                   2 344                --          (84)        2 260
States and local governments                         5 402                19          (30)        5 391
Mortgage-backed securities                           1 563                --          (38)        1 525
                                                    ------        ----------        -----        ------
                                                    $9 309        $       19        $(152)       $9 176
                                                    ======        ==========        =====        ======

                            ATLANTIC FINANCIAL CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

   Amortized cost and carrying amount (estimated fair value) of securities available for sale as of December 31, 1999 are summarized as follows:

                                                        Gross        Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Market
                                             Cost       Gains      (Losses)      Value
                                           ---------  ----------  -----------  ---------
                                                      (In Thousands of Dollars)
US Treasury Securities                           857           1          (3)        855
US Government and federal agencies            27 392           8      (1 126)     26 274
State and local governments                   30 278         100        (706)     29 672
Mortgage-backed securities                    22 289          --        (889)     21 400
Corporate debt obligations                     4 149          --        (119)      4 030
Collateralized mortgage obligations            1 780          --         (30)      1 750
Restricted stocks                              1 205          --          --       1 205
Other securities                               3 839         791         (87)      4 543
                                             -------        ----     -------     -------
                                             $91 789        $900     $(2 960)    $89 729
                                             =======        ====     =======     =======


   Amortized cost and carrying amount (estimated fair value) of securities held to maturity as of December 31, 1999 are summarized as follows:


                                                        Gross        Gross     Estimated
                                           Amortized  Unrealized  Unrealized    Market
                                             Cost       Gains      (Losses)      Value
                                           ---------  ----------  -----------  ---------
                                                      (In Thousands of Dollars)
US Government and federal agencies             2 593          --        (102)      2 491
State and local governments                    5 549          14         (55)      5 508
Mortgage-backed securities                     1 845          --         (58)      1 787
                                              ------        ----  ----------   ---------
                                              $9 987        $ 14       $(215)     $9 786
                                              ======        ====  ==========   =========


                                                                    Nine Months Ended
                                                                        Sept 30,
                                                               --------------------------
                                                                 2000            1999
                                                               ---------       ----------
                                                                (In Thousands of Dollars)
Gross proceeds from sales of securities                                427         1 619
                                                                   =======       =======
Gross Gains on Sale of Securities                                       14             3
Gross Losses on Sale of Securities                                      --             3
                                                                   -------       -------
 Net Securities Gains (Losses)                                          14            --
                                                                   =======       =======

                            ATLANTIC FINANCIAL CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                                  (Unaudited)

3. Loans

   Major classifications of loans are as follows:


                                                                                   Sept 30,        December 31,
                                                                                     2000             1999
                                                                                   --------          --------
                                                                                     (In Thousands of Dollars)
Commercial (except those secured by real estate)                                     32 285            31 824
Agriculture (except those secured by real estate)                                     7 691             5 066
Real estate mortgage:
  Construction and land development                                                  19 466            15 995
  Residential (1-4 family)                                                           57 513            57 089
  Home equity lines                                                                  17 401            16 663
  Commercial                                                                         59 442            58 064
  Agricultural                                                                        5 956             5 067
Loans to individuals for household,
 family and other consumer expenditures                                              34 608            36 497
All other loans                                                                         509               475
                                                                                   -------           ----------
                                                                                    234 871           226 740
Less unearned income                                                                   (541)             (564)
                                                                                   --------          --------
Less allowance for loan losses                                                       (2 721)           (2 663)
                                                                                   --------          --------
Loans, net                                                                         $231 609          $223 513
                                                                                   ========          ========

   The following schedule summarizes the changes in the allowance for loan and lease losses:

                                                                             Nine Months    Nine Months
                                                                                Ended           Ended
                                                                               Sept 30,       Sept 30,   December 31,
                                                                                2000            1999         1999
                                                                             -----------    -----------  ------------
                                                                                       (In Thousands of Dollars)
Balance at beginning of year                                                     2 663          2 424        2 424
Provision for loan losses                                                          510            345          505
Recoveries                                                                         130            215          257
Charge-offs                                                                       (582)          (273)        (523)
                                                                               -------       --------     --------
Balance at end of period                                                       $ 2 721       $  2 711     $  2 663
                                                                               =======       ========     ========

   Nonperforming assets consist of the following:

                                                                              Sept 30,          December 31,
                                                                                2000                 1999
                                                                              -------           -----------
                                                                                (In Thousands of Dollars)
Nonaccrual Loans                                                                 1 142                   632
Restructured Loans                                                                  --                    --
                                                                                ------              --------
Nonperforming Loans                                                              1 142                   632
Foreclosed Properties                                                              169                   550
                                                                                ------              --------
Nonperforming Assets                                                            $1 311              $  1 182
                                                                                ======              ========

   Total loans past due 90 days or more and still accruing were $797 on September 30, 2000 and $622 on December 31, 1999.

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


                                           September 30, 2000    September 30, 1999
                                           -------------------  --------------------
                                                     Per Share             Per Share
                                           Shares     Amount     Shares     Amount
                                           --------  ---------  ---------  ---------
Basic Earnings Per Share                  4 181 648       $.85  4 187 711       $.71

Effect of dilutive securities:
  Nonemployee directors' stock options        7 071                20 897
  Employee incentive stock options           45 560                60 139
                                          ---------             ---------

Diluted Earnings Per Share                4 234 279       $.84  4 268 747       $.70
                                          =========       ====  =========  =========

5. Capital Requirements

   A comparison of the Company's capital as of September 30, 2000 with the minimum requirements is presented below:


                                               Minimum
                                   Actual    Requirements
                                   ------    ------------
Tier 1 Risk-based Capital           17.07%        4.00  %
Total Risk-based Capital            18.10%        8.00  %
Leverage Ratio                      11.65%        4.00  %

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

The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries, Peninsula Trust Bank ("PTB") and United Community Bank ("UCB"), the successor of the merger of The Bank of Franklin and The Bank of Sussex and Surry. Contributions from the Company's 51% membership interest in Johnson Mortgage Co. LLC ("JMC") are also reflected in the financial results.

In July 2000, the Company signed a definitive agreement to affiliate with F&M National Corporation of Winchester, Virginia. Additional information on this affiliation appears in Part II, Item 5, below.

Results of Operations

Earnings
--------

     Quarterly performance comparison
     --------------------------------

Net income for the third quarter ended September 30, 2000 totaled $1,133,000, compared to $1,027,000 for the same period in 1999. This performance not only represented an impressive 10.3% increase in absolute dollars, but, expressed as earnings per share (EPS), also represented $.27 compared to $.24 for the same period in 1999, a 12.5% increase. Return on average total assets (ROA) for the current quarter equaled 1.17% on an annualized basis, which compared favorably to the 1.11% level for the same period in 1999.

Net interest income (tax equivalent interest income less interest expense) for the third quarter 2000 totaled $4.5 million (a 6.8% increase over the third quarter 1999). The largest contributor to the improved net interest earnings was interest income from investment activities, which demonstrated a 11.7% increase over the third quarter 1999. The Company continued its efforts to invest the excess liquid funds accumulated as a part of Year 2000 (Y2K) liquidity planning during 1999. The net interest margin (tax equivalent net interest income expressed as a percentage of average earning assets) increased from 4.91% in the third quarter 1999 to 5.02% in the third quarter 2000. The average yield on interest earning assets increased 46 basis points during a time when the average rate on interest bearing liabilities increased 45 basis points. The Company's balance sheet continues to be asset sensitive as related to its interest sensitivity position; that is, its assets re-price more quickly than its liabilities. The stable rate environment of the most recent quarter meant that upward re-pricing of assets was minimal, while maturing CD's, originating prior to the multiple rate increases of the past eighteen months, have reflected a gradual increase in cost of funds.

Non-interest income for the current quarter increased 5.0% over the same quarter in 1999. As discussed in its Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB and 10-Q for previous periods, the Company has taken certain initiatives to expand non-interest opportunities. These initiatives have included offering mortgage and investment services. The Company has performed extensive review of its services, particularly in the areas of ATM activities and deposit account overdraft charges. Various increase adjustments have been made in these areas to more closely cover associated operational costs, as well as reflect pricing of competitor institutions.

Non-interest expense for the third quarter 2000 totaled $3.1 million, compared to $3.2 million in the third quarter 1999, a 1.7% decrease. This result is especially positive relative to the increase in non-interest income discussed above. After several growth initiatives (merger and branch openings) and technology advancements in 1998, the Company has exercised aggressive control over other non-interest expense These initiatives bode well for future earnings as they improve operating efficiencies and mitigate pressure on net interest earnings during volatile interest rate environments.

     Nine month, year-to-date comparative performance
     ------------------------------------------------

For the nine months ended September 30, 2000, net income of $3.5 million constituted an EPS of $.84, fully diluted, representing impressive 18.7% and 20.0% increases, respectively, over these same measures for the corresponding period in 1999. The improving total net income continues to be a story of balanced performance throughout the income statement. A 9.3% increase in interest expense was adequately offset by an 9.3% interest income increase, resulting in the same improvement in net interest income. A 6.9% improvement in non-interest income was impressive in the face of a 1.9% increase in non-interest expense. Improved performance was also evidenced by the 1.24% ROA for the current period compared to 1.09% for the same period in 1999.

Improvement in net interest income for the current nine months mirrored the quarterly analysis discussed above. Investment activities demonstrated a 17.8% increase over the same period in 1999. Overnight and short-term maturing investments have been employed in longer term higher yielding securities, enhancing the overall yield of the investment portfolio. Interest income on loans lagged behind the increase in interest expense, reflecting 6.8% and 9.5% increases, respectively. This is the result of the re-pricing of maturing CD's discussed above in the quarterly comparison. The net interest margin grew from 4.84% for the period ended September 30, 1999 to 5.04% for the current period end; however, moderate pressure on the margin is anticipated in the future.

Non-interest income year to date, similar to the third quarter's analysis above, reflected an improvement that was driven by increased service charges on deposit accounts, other customer fees, and fees from investment services. The investment services area produced year-to-date net income of $132,000, while the mortgage banking affiliate recorded a modest year-to-date net loss of $37,000 due to reduced production in the refinance area as interest rates have risen. JMC has reduced fixed operating expenses by decreasing the number of salaried loan processors during periods of reduced new loan production. As a result, August and September, 2000 reflected small net profits.

The modest increase in non-interest expense was the result of management's restrictive and even reduction-minded practices over all areas of overhead expenses, as discussed above.

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

Financial Condition
-------------------

The Company experienced moderate growth in the balance sheet during the first nine months of 2000, with total assets increasing $13.1 million, or 1.8% over December 31, 1999. Intense competition from banks and non-banks alike continues for deposit funds. The Company has met most of the competitive pressure, but has selectively elected to accept moderate growth in favor of attempting to preserve stability in the net interest margin. Minimal growth was funded with new interest bearing deposits, which reflected a $4.9 million, or 1.7%, increase for the nine months ending September 30, 2000.

Loan demand increased moderately during the first nine months, evidenced by net loans increasing $8.1 million, or 3.6%, from December 31, 1999. Competition for loans intensified primarily relative to pricing, as all banks in the Company's trade area were experiencing similar moderation in overall loan demand. The Company has been reluctant to match all competitor pricing bids when the credit quality does not match the pricing structure. This reluctance also reflects the Company's sensitivity to the intense competition for deposits noted above and the associated challenges of controlling interest costs. The underwriting practices of the Company continue to emphasize the relationship between risk and rate in pricing considerations, rather than responding to pressures from competitor pricing.

The Company maintained its practice of selling Federal funds, having sold continuously on a daily basis, in amounts averaging $18.4 million per day. The September 30, 2000 balance of $16.9 million represented a $5.7 million (or 25.2%) decrease from December 31, 1999, as the Company reduced excess liquidity which had been built specifically for Y2K purposes.

The level of the investment account increased approximately $9.4 million (9.4%) during the first nine months of 2000, ending the period at $109.1 million or 27.9% of total assets. The portfolio was used to absorb some of the excess Y2K liquidity that built up during 1999. In addition to reducing excess Y2K liquidity, the Company took advantage of improved overall yields in the bond market. The Company has also used these purchasing opportunities to reduce the call risk in the portfolio. The portfolio is comprised of less than 1% US Treasuries, 56% US government agencies, mortgage-backed securities and collateralized mortgage obligations, 33% state, county and municipal governments and 10% other debt and equity securities.

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

Deposits represent 98.6% of total liabilities of the Company, including non-interest bearing checking accounts, which represent 15.4% of total deposits on September 30, 2000. Short-term borrowings of $1.7 million reflected a $1.3 million (43.6%) decline from December 31, 1999. The decrease was represented primarily ($1.0 million) by a reduction in retail repurchase agreements (securities sold under agreements to repurchase). The decline is considered cyclical and of no concern.

Provision / Allowance for Loan and Lease Losses ("ALLL") & Asset Quality
------------------------------------------------------------------------

Asset quality continues to be sound with problem credits considered to be at satisfactory and manageable levels. Total loans past due 30 days or more equaled $5.3 million (2.3% of total outstandings). Included in the 30 day total are $797,000 , which are 90 days or more past due and still accruing interest. Non-accrual loans totaled $1.1 million at September 30, 2000, which represented 0.5% of total outstanding loans and 42.0% of the loan loss reserve. The non-accrual total reflects an 80.7% increase over year-end 1999. This is not considered problematic, but instead is a reflection of the Company's ability to more accurately assess credit risk and future loan performance, as discussed below. Foreclosed properties totaled $169,000 at September 30, 2000, with potential losses expected to be minimal. The foreclosed total reflects a 69.3% decrease from the year-end 1999 level. Relative to total non-performers, the ALLL provides adequate coverage for potential losses. Trends in these areas have demonstrated fluctuations within tolerable limits during the past nine months.

The Company has expensed $510,000 as provision for possible loan losses through the nine months ended September 30, 2000. The provision amount reflects a 48.3% increase over the same period in 1999. The provision reflects management's assessment of the adequacy of the ALLL to absorb losses inherent in the loan portfolio due to deterioration of borrowers' financial condition or changes in overall risk profile. Overall risk profile considers several factors, as appropriate, such as historical credit loss experience, current economic conditions, the composition of the total loan portfolio and assessments of individual credits within specific loan types. The Company's use of a documented system for internal loan classifications has been implemented within the past twelve months. This system more accurately identifies ongoing credit risk imbedded within the loan portfolio. Classifications are assigned a risk rating with a corresponding percentage of the current balance considered in the ALLL depending on the severity of the risk. The results of this classification system are compared to the ALLL each month, reviewed by Senior Management, and reported to the Board of Directors. The September 30, 2000 evaluation indicates that the ALLL is sufficient to safeguard the Company in light of known or identified potential loan loss risks.

The increase in the provision expense in 2000 over 1999 is reflective of a more accurate method of risk identification and does not indicate either a deterioration in asset quality or an attempt to build an excess cushion in the ALLL. The Company considers the accuracy of its risk identification practices to support the current method of determining the appropriate level for the ALLL. Previously, more emphasis was placed on the ALLL's relationship to total outstanding loans, with less emphasis on identified risk embedded in the portfolio. The ALLL equaled $2.7 million September 30, 2000, or 1.16% of total outstanding loans.

Capital and Liquidity
---------------------

Equity capital at September 30, 2000 totaled $45.2 million, representing 11.6% of total assets, compared to $43.0 million as of December 31, 1999. Exclusive of adjustments for unrealized gains/losses on securities classified as available for sale, total equity equaled $46.1 million or 11.8% of total assets, compared to $44.4 million at December 31, 1999. This level is adequate to support both current operations, as well as asset growth to a level in excess of $500 million without external augmentation.

Liquidity is provided by both excess funds in the form of Federal funds sold and access to the Federal funds market through the purchase of Federal funds from correspondent banks. The Company maintains deposit relationships with several correspondent banks that include commitments through various lines of credit for short-term borrowing needs. Federal funds sold equaled 14.8% of total demand deposits at September 30, 2000. The Company, through two of its subsidiary banks, is a member of the Federal Home Loan Bank of Atlanta. This membership affords the Company various credit vehicles. The level of balance sheet liquidity and available credit facilities is considered adequate to meet anticipated deposit withdrawals and expected loan demand from normal operations. With the described external sources of liquidity available, the Company, during the first half of 2000, employed a higher percentage of internal liquidity in acquiring slightly longer term assets (primarily investment securities) with greater call protection in an effort to enhance long-term interest earnings.

Future Plans
------------

As stated above, the Company has signed a definitive agreement ("the agreement") with F&M National Corporation. The transaction is expected to close in January 2001 and is discussed in Part II, Item 5, below.

The Company continues to explore branch expansion opportunities for its banking operations; however, it has secured only one site for such growth. That site is located on U. S. Route 17 in Gloucester Point, Virginia. A definitive schedule has not been formalized for this site.

The Company's two subsidiary banks were merged into one bank on October 20, 2000. The merger will allow for full implementation of telephone banking and image processing throughout all of its banking offices, whereas these services are currently offered only throughout the offices of PTB. The merger is also intended to improve efficiencies in back office operations.


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

Because many types of bonds are callable or can vary in average life as rates change, the Company considers what effect this could have on market value, and thus, potential earnings. Duration and Modified Duration are used without negative convexity and, therefore, are not as accurate predictors of price change when dealing with bonds that can have variable principal payouts ("callables", "mortgages"). Negative convexity is used in conjunction with EMD and is useful when there is a chance of more than one average life or workout date (maturity/call date). It reflects the fact that with this type of bonds, market prices will almost always decrease in value more than they increase given the same rate of shift up and down. EMD and convexity, when used together, provide a close approximation of market price changes per 1% moves in interest rates. Negative convexity usually works against the bondholder in both higher and lower rate scenarios.
---

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

          The transaction is expected to be completed in January, 2001. The matter requires the approval of various regulatory agencies and the shareholders of the Company and satisfaction of other standard conditions. The Company's special shareholders' meeting will be held December 14, 2000. The transaction is intended to qualify as a tax-free exchange and be accounted for as a pooling of interests. The Company's two bank subsidiaries, Peninsula Trust Bank and United Community Bank, will be combined and will be operated as a separate banking subsidiary of F&M under the name of F&M Bank-Atlantic.

          F&M National Corporation is a multi-bank holding company headquartered in Winchester, Virginia, with assets in excess of $3.4 billion at June 30, 2000, and 143 banking offices. F&M currently operates ten banking affiliates in Virginia, West Virginia and Maryland and offers insurance and financial services through two subsidiaries. F&M also operates F&M Trust Company. F&M's common stock is listed on the New York Stock Exchange under the symbol "FMN".

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


                                    ATLANTIC FINANCIAL CORP


Date:  November 14, 2000            BY /s/ W. J. Farinholt
                                        ----------------------------------
                                    W. J. Farinholt, President & CEO



Date:  November 14, 2000            BY /s/ Kenneth E. Smith
                                       -----------------------------------
                                    Kenneth E. Smith, Exec. Vice President
                                    & Chief Financial Officer